Form 10-Q
period 1996-09-30
WESTWOOD CORP/NV/
filed 1996-11-14
CIK 876884

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996

                                 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:     0-19381

                       WESTWOOD CORPORATION
     (Exact name of registrant as specified in its charter)

           Nevada, U.S.A.                         87-0430944
(State or other jurisdiction of              (I.R.S. Employer
of incorporation or organization)             Identification No.)

12437 East 60th Street, Tulsa, Oklahoma              74146
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:
(918) 252-1774

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [x]  Yes     [ ]  No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common Stock, $.003 par value - 5,581,682 shares as of November 30,1996

                 PART I. - FINANCIAL INFORMATION


                      WESTWOOD CORPORATION
                  CONSOLIDATED BALANCE SHEETS
                         (In Thousands)
                                          September 30  March 31
                                               1996       1995
                                         -------------  --------
                                          (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                 $   259     $   598
  Accounts receivable (including retain-
    age receivable of $1,001,000 at
    September 30, 1996 and $1,425,000
    at March 31, 1996) net of allowance
    for doubtful accounts                     4,621       3,973
  Note receivable - Officer                     104         100
  Costs and estimated earnings in excess
    of billings on uncompleted contracts      1,778       2,989
  Inventories:
    Raw materials and purchased parts         5,070       3,887
    Work-in-process                           1,172         906
                                            -------     -------
                                              6,242       4,793
  Prepaid expenses                              273          73
                                            -------     -------

Total current assets                         13,277      12,526

Plant and equipment, at cost:
  Leasehold improvements                        774         269
  Machinery and equipment                     3,547       2,698
  Patterns and tools                            385         227
  Other                                           -         335
                                            -------     -------

                                              4,706       3,529
Accumulated depreciation                      2,339       2,057
                                            -------     -------
                                              2,367       1,472

Other assets:
  Drawings, (net)                                30          41
  Long-term accounts receivable, retainage    1,112       1,302
  Deferred charges                              411         383
                                            -------     -------
                                              1,553       1,726
                                            -------     -------
Total assets                                $17,197     $15,724
                                            =======     =======

See accompanying notes

                      WESTWOOD CORPORATION
                   Consolidated Balance Sheets
                         (In Thousands)
                                          September 30  March 31
                                               1996       1995
                                         -------------  --------
                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $ 2,027     $ 1,744
  Income taxes payable                           41         352
  Accrued liabilities                           723         868
  Billings in excess of costs and estimated
    earnings on uncompleted contracts         2,449       2,393
  Current deferred income taxes                   5          10
  Current portion of long-term debt:
    Revolving debt agreement                    300           -
    Payable to bank                              12          19
    Acquisition debt                             21          21
                                            -------     -------
                                                333          40
                                            -------     -------

Total current liabilities                     5,578       5,407

Long-term debt:
  Payable to bank                                65          67
  Payable to insurance company                  640           -
                                            -------     -------
                                                705          67

Deferred income taxes                           169         177


Stockholders' equity:
  Preferred stock, 5,000,000 shares
    authorized, $.001 par value, no
    shares issued and outstanding                 -           -
  Common stock, 20,000,000 shares
    authorized, $.003 par value,
    5,581,682 shares issued and
    outstanding (Note B)                         17          17
  Capital in excess of par value              3,511       3,511
  Retained earnings                           7,217       6,545
                                            -------     -------
Total stockholders' equity                   10,745      10,073
                                            -------     -------

Total liabilities and stockholders'
  equity                                    $17,197     $15,724
                                            =======     =======

See accompanying notes.

                      WESTWOOD CORPORATION
                Consolidated Statements of Income
                         (In Thousands)
                        Second Quarter Ended    Six Months Ended
                            September 30          September 30
                           1996      1995        1996      1995
                        --------------------    ----------------
                             (Unaudited)          (Unaudited)

Sales                    $8,288    $6,773       $16,077  $16,221

Cost of sales             6,350     5,558        12,458   13,411
                         ------    ------       -------  -------

Gross profit              1,938     1,215         3,619    2,810

Operating expenses:
  Marketing and
    selling expenses        513       288           924      592
  General and
    administrative
    expenses                708       437         1,394      909
                         ------    ------        ------  -------
                          1,221       725         2,318    1,501
                         ------    ------        ------  -------

Operating income            717       490         1,301    1,309

Other income (expense):
  Interest expense          (37)      (12)          (68)     (40)
  Other income (expense)     22        16            28       18
                         ------    ------        ------   ------
                            (15)        4           (40)     (22)
                         ------    ------        ------   ------

Income before taxes         702       494         1,261    1,287

Provision for income
   taxes                    265       188           477      489
                         ------    ------        ------   ------

Net income               $  437    $  306        $  784   $  798
                         ======    ======        ======   ======


Earnings per
  share (Note B)         $ .078    $ .055        $ .140   $ .143

Cash dividends
  per share              $ .010    $ .010        $ .020   $ .020

See accompanying notes.

                      WESTWOOD CORPORATION
              Consolidated Statements of Cash Flows
                         (In Thousands)
                                             Six Months Ended
                                               September 30
                                            1996          1995
                                            ------------------
                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                  $   784    $   798
Adjustments to reconcile net income to
  net cash provided by (used in)
  operations:
  Depreciation and amortization                 293        249
  Deferred income taxes                         (98)       (86)
  Cash flows impacted by changes in:
    Accounts receivable                         613        380
    Costs and estimated earnings in excess
      of billings on uncompleted contracts    1,211         84
    Inventories                                (249)       548
    Prepaid expenses                           (114)        41
    Long-term accounts receivable, retainage    190       (216)
    Deferred charges                            (65)       (14)
    Accounts payable                           (660)       886
    Accrued liabilities                        (564)      (251)
    Billings in excess of costs and estimated
      earnings on uncompleted contracts          56        702
    Income taxes payable                       (310)       138
    Other                                        (4)       (62)
                                            -------    -------
Net cash provided by operating activities     1,083      3,197

INVESTING ACTIVITIES
  Purchase of plant and equipment              (187)      (122)
  Acquisition of Roflan                        (990)         -
                                            -------    -------
Net cash used in investing activities        (1,177)      (122)

FINANCING ACTIVITIES
  Principal payments on bank notes           (4,533)    (5,004)
  Borrowings on bank notes                    4,400      3,505
  Cash dividends paid                          (112)      (102)
                                            -------    -------
Net cash used in financing activities          (245)    (1,601)
                                            -------    -------

Net increase (decrease) in cash                (339)     1,474

Cash at beginning of period                     598        103
                                            -------    -------

Cash at end of period                       $   259    $ 1,577
                                                =======    =======
See accompanying notes.

                       WESTWOOD CORPORATION

                  NOTES TO FINANCIAL STATEMENTS

                       September 30, 1996



Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements, which include NMP Corp. and Roflan Associates, Inc. (since May 1st, 1996, see Note C), Westwood Corporation's wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal second quarter and six months ended September 30, 1996, may not necessarily be indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1996, and Form 8-K dated May 1, 1996.

Note B - Common Stock
---------------------

The financial statements, including earnings per share calculation, reflect the impact of a 10% stock dividend declared by the Board of Directors in October, 1995. Earnings per share are based on 5,581,682 shares issued and outstanding.

Stock option plans for directors and employees, adopted in 1992 and 1993 and adjusted for stock dividends, aggregate 665,000 shares.
As of September 30, 1996, total options actually issued under these plans were for 387,000 shares, and no options have been exercised or cancelled.

Note C - Acquisition of Roflan Associates, Inc.
-----------------------------------------------

On May 1, 1996 Westwood Corporation acquired 100% of the issued and outstanding common stock of Roflan Associates, Inc. and through Roflan's ownership interest, 100% of the outstanding common stock of its wholly-owned subsidiary, Peter Gray Corporation.

Westwood Corporation's acquisition of Roflan for $990,000 has been accounted for as a purchase. The Company utilized its bank credit line for the purchase of Roflan and the payment of certain Roflan liabilities.

The pro forma unaudited results of operations for the six months ended September 30, 1996 and 1995, assuming consummation of the purchase as of the beginning of the periods are as follows:


                              Six Months Ended September 30
                                1996                 1995
                              -----------------------------
                                 ($000 except share data)

         Sales                $ 16,645              $ 20,478
         Net Income           $    761              $    879
         Earnings per share   $   .136              $   .157

                       WESTWOOD CORPORATION

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                       September 30, 1996


General
-------


Results of Operations
---------------------

The Company has been dependent upon long-term switchgear contracts relating to major new shipbuilding programs for the bulk of its sales revenues. However, the Company has been successful in becoming somewhat less dependent upon these major contracts due to recent acquisitions and increased sales of RoxSystem products.

The DDG-51 and LHD programs are the most significant switchgear contracts currently in production. The DDG-51 contract will be completed in the fiscal year ending March 31, 1998, and the Company was not the low bidder for renewal of this contract. The current LHD contract will also be completed in the 1998 fiscal year, and a possible follow-on order may be received under this program.

Second Quarter Ended September 30, 1996 and 1995
------------------------------------------------

Sales for the fiscal second quarter ended September 30, 1996 were $8,288,000, a 22.4% increase over the same quarter last year. Most of this sales increase was in marine hardware products as a result of the recent acquisition of Roflan Associates. During the quarter, sales of RoxSystem products also increased significantly, while revenues recognized on major switchgear contracts declined.

Gross profit for the quarter was $1,938,000, or 23.4% of sales, compared to $1,215,000 or 17.9% of sales for the same period last year. Higher sales volume and an improved product mix accounted for most of the higher margin.

Operating expenses were $1,221,000, a 68.4% increase over last year, and primarily resulted from the acquisition of Roflan.
During the quarter, the Company also incurred substantial sales promotion expenses relating to RoxSystem products.

Operating income for the quarter was $717,000, or 8.7% of sales, compared to $490,000 or 7.2% of sales for the same period last year. Net income for the quarter was $437,000 or $.078 per share, and a 42.8% increase compared to $306,000, or $.055 per share for the same period last year.

Six Months Ended September 30, 1996 and 1995
--------------------------------------------

Sales for the six months ended September 30, 1996 were $16,077,000, a .9% decrease compared to last year. Revenues recognized on major switchgear contracts declined compared to last year, while sales of marine hardware products increased substantially as a result of the Roflan acquisition. Sales of RoxSystem products also increased significantly over the same period last year.

Gross profit for the six months ended September 30, 1996 was $3,619,000 or 22.5% of sales, compared to $2,810,000 or 17.3% for the same period last year. An improved product mix accounted for the higher margin. Last year's sales included a large shipment of low-margin air circuit breakers.

Operating expenses for the period were $2,318,000 compared to $1,501,000 for last year. The 54.4% increase in expenses was primarily due to the Roflan acquisition.

Operating income for the six months ended September 30, 1996 was $1,301,000 or 8.1% of sales, compared to $1,309,000 which was also 8.1% of sales for the same period last year. Net income was $784,000, or .140 per share, compared to $798,000, or .143 per share for the same period last year.

Liquidity and Capital Resources
-------------------------------

For the six months ended September 30, 1996, net cash provided by operating activities was $1,083,000. Net income provided $784,000, with other cash adjustments and sources being depreciation and amortization of $293,000, decreases in accounts receivable of $613,000, and costs and estimated earnings in excess of billings on uncompleted contracts of $1,211,000. Significant uses of operating cash flow were increases in inventories of $249,000, reductions in accounts payable of $660,000, accrued liabilities of $564,000, and income taxes payable of $310,000.

The decreases in accounts receivable and costs and estimated earnings in excess of billings were primarily due to reduced progress billings and purchasing activity on major switchgear contracts. Inventory increases related to a buildup in RoxSystem and marine hardware products. The reductions in accounts payable concerned the timing of payments, as well as lower switchgear purchasing activity. Most of the decrease in accrued liabilities related to the payment of Roflan accruals, and the reduction in income taxes payable was due to the timing of estimated tax payments.

The major use of cash for investing activities was the Roflan acquisition for $990,000, discussed in Note C to the financial statements. The Company borrowed $2,000,000 under its revolving credit facility to fund this purchase and pay certain Roflan liabilities.

The Company has a bank credit agreement which provides a $3,000,000 revolving facility based upon a borrowing base of qualifying accounts receivables and inventory. This credit agreement has been renewed to expire on July 31, 1997. The Company borrows from time-to-time under this credit facility to support working capital requirements, and believes that available borrowing capacity, along with cash flows from operations, is adequate for future operations.

                   PART II - OTHER INFORMATION


Item 5.   Other Information
---------------------------

Regular Quarterly Dividend
--------------------------

On November 7th, 1996, the Board of Directors approved a regular quarterly dividend of $.01 per common share to stockholders of record on December 1, 1996, and paid on December 22, 1996.


Issuance of Stock Dividend
--------------------------

On November 7th, 1996, the Board of Directors approved a ten percent stock dividend (one new share of common stock, par value $.003 for each ten shares now held) to stockholders of record December 1, 1996. The new shares will be issued on December 22, 1996.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: November 14, 1996         WESTWOOD CORPORATION




                                By: /s/ Ernest H. McKee
                                    ----------------------------
                                    Ernest H. McKee, Director
                                    President and
                                    Chief Executive Officer



                                By: /s/ Paul R. Carolus
                                    ----------------------------
                                    Paul R. Carolus, Director
                                    Secretary/Treasurer and
                                    Chief Financial Officer