Form 10-Q
period 1996-12-31
WESTWOOD CORP/NV/
filed 1997-02-12
CIK 876884

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                or

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

     Common Stock, $.003 par value - 6,139,933 shares as of February 12, 1996.

                         WESTWOOD CORPORATION

                               FORM 10-Q
                For the Quarter Ended December 31, 1996

                                 INDEX
                                 -----

Part I.    Financial Information:

           Consolidated Balance Sheets as of
           December 31, 1996 and March 31, 1996

           Consolidated Statements of Income for
           the Third Quarter and Nine Months ended
           December 31, 1996 and 1995

           Consolidated Statements of Cash Flows
           for the Nine Months ended December 31,
           1996 and 1995

           Notes to Consolidated Financial Statements

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Part II.   Other Information:

           Item 1.  Legal Proceedings
                    (None)

           Item 2.  Changes in Securities
                    (None)

           Item 3.  Defaults Upon Senior Securities
                    (None)

           Item 4.  Submission of Matters to a Vote
                    of Security Holders
                    (None)

           Item 5.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K
                    (None)

Signatures

                    PART 1 - FINANCIAL INFORMATION

                         WESTWOOD CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                            (In Thousands)
                                               December 31    March 31
                                                  1996          1996
                                               -----------------------
                                               (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                      $ 1,217      $   598
  Accounts receivable (including retainage
    receivable of $933,225 at December 31,
    1996 and $1,425,000 at March 31, 1996)
    net of allowance for doubtful accounts         5,083        3,973
  Note receivable - Officer                          106          100
  Costs and estimated earnings in excess of
    billings on uncompleted contracts              1,450        2,989
  Inventories:
    Raw materials and purchased parts              4,874        3,887
    Work-in-process                                1,157          906
                                                 -------      -------
                                                   6,031        4,793
  Prepaid expenses                                   324           73
  Current deferred income taxes                      248            -
                                                 -------      -------
Total current assets                              14,459       12,526
Plant and equipment, at cost:
  Leasehold improvements                             768          269
  Machinery and equipment                          3,562        2,698
  Patterns and tools                                 378          227
  Other                                                -          335
                                                 -------      -------
                                                   4,708        3,529
  Accumulated depreciation                         2,445        2,057
                                                 -------      -------
                                                   2,263        1,472
Other assets:
  Drawings, (net)                                     25           41
  Long-term accounts receivable, retainage         1,039        1,302
  Deferred charges                                   375          383
                                                 -------      -------
                                                   1,439        1,726
                                                 -------      -------
Total assets                                     $18,161      $15,724
                                                 =======      =======

See accompanying notes.

                         WESTWOOD CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                            (In Thousands)

                                               December 31    March 31
                                                  1996          1996
                                               -----------------------
                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $ 2,805      $ 1,744
  Income taxes payable                               393          352
  Accrued liabilities                                852          868
  Billings in excess of costs and estimated
    earnings on uncompleted contracts              1,952        2,393
  Current deferred income taxes                        -           10
  Current portion of long-term debt:
    Payable to bank                                    7           19
    Acquisition debt                                  21           21
                                                 -------      -------
                                                      28           40
                                                 -------      -------
Total current liabilities                          6,030         5,40

Long-term debt:
  Payable to bank                                     65           67
  Payable to insurance company                       630            -
                                                 -------      -------
                                                     695           67

Deferred income taxes                                152          177

Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized,
    $.001 par value, no shares issued and
    outstanding                                        -            -
  Common stock, 20,000,000 shares authorized,
    $.003 par value, 6,139,933 shares issued
    and outstanding (Note B)                          18           17
  Capital in excess of par value                   4,758        3,511
  Retained earnings                                6,508        6,545
                                                 -------      -------
Total stockholders' equity                        11,284       10,073

Total liabilities and stockholders' equity       $18,161      $15,724
                                                 =======      =======

See accompanying notes.

                        WESTWOOD CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                            (In Thousands)


                              Third Quarter Ended    Nine Months Ended
                                  December 31           December 31
                              1996           1995    1996         1995
                              -------------------    -----------------
                                  (Unaudited)           (Unaudited)

Sales                          $8,911     $5,985     $24,988  $22,206

Cost of sales                   6,814      4,822      19,272   18,233
                               ------     ------     -------  -------

Gross profit                    2,097      1,163       5,716    3,973

Operating expenses:
  Marketing and
    selling expenses              463        355       1,387      947
  General and
    administrative expenses       852        509       2,246    1,418
                               ------     ------      ------   ------
                                1,315        864       3,633    2,365
                               ------     ------      ------   ------

Operating income                  782        299       2,083    1,608

Other income (expense):
  Interest expense                (41)       (14)       (109)     (54)
  Other income (expense)            8         23          36       41
                               ------     ------      ------   ------
                                  (33)         9         (73)     (13)
                               ------     ------      ------   ------

Income before taxes               749        308       2,010    1,595
Provision for income taxes        285        116         762      605
                               ------     ------      ------   ------
Net income                     $  464     $  192      $1,248   $  990
                               ======     ======      ======   ======


Earnings per share (Note B)    $ .076     $ .031      $ .203   $ .161
Cash dividends per share       $ .010     $ .010      $ .030   $ .030

See accompanying notes.

                         WESTWOOD CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                                                   Nine Months Ended
                                                      December 31
                                                   1996         1995
                                                   -----------------
                                                      (Unaudited)
OPERATING ACTIVITIES

  Net income                                      $1,248       $  990
  Adjustments to reconcile net income to net
    cash provided by (used in) operations:
    Depreciation and amortization                    404          380
    Deferred income taxes                           (348)        (310)
    Cash flows impacted by changes in:
      Accounts receivable                            151        3,332
      Costs and estimated earnings in excess
        of billings on uncompleted contracts       1,539          390
      Inventories                                    (38)         536
      Prepaid expenses                              (165)           8
      Long-term accounts receivable, retainage       263          (30)
      Deferred charges                                98          (82)
      Accounts payable                               118       (1,543)
      Accrued liabilities                           (407)        (212)
      Billings in excess of costs and estimated
        earnings on uncompleted contracts           (441)        (102)
      Income taxes payable                            42          409
      Other                                           (6)         (98)
                                                  -------      -------
Net cash provided by operating activities          2,458        3,668

INVESTING ACTIVITIES
  Purchase of plant and equipment                   (189)        (249)
  Acquisition of Roflan                             (990)           -
                                                  ------       ------
Net cash used in investing activities             (1,179)        (249)

FINANCING ACTIVITIES
  Principal payments on bank notes                (5,043)      (5,058)
  Borrowings on bank notes                         4,550        3,505
  Cash dividends paid                               (167)        (153)
                                                  ------       ------
Net cash used in financing activities               (660)      (1,706)
                                                  ------       ------
Net increase in cash                                 619        1,713
Cash at beginning of period                          598          103
                                                  ------       ------
Cash at end of period                             $1,217       $1,816
                                                  ======       ======

See accompanying notes.

                         WESTWOOD CORPORATION

                     NOTES TO FINANCIAL STATEMENTS
                           December 31, 1996


Note A.  Basis of Presentation
------------------------------

     The accompanying unaudited consolidated financial statements, which include NMP Corp. and Roflan Associates, Inc. (since May 1st, 1996, see Note C), Westwood Corporation's wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal third quarter and nine months ended December 31, 1996, may not necessarily be indicative of the results that may be expected for the year ended March 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1996, and Form 8-K dated May 1, 1996.


Note B.  Common Stock
---------------------

     The financial statements, including earnings per share calculation, reflect the impact of a 10% stock dividend declared by the Board of Directors in November, 1996. Earnings per share are based on 6,139,933 shares issued and outstanding.

     Shares reserved under stock option plans for directors and employees aggregate 952,050 shares. As of December 31, 1996, total options actually issued under these plans were for 645,920 shares, and no options have been exercised or cancelled.


Note C.  Acquisition of Roflan Associates, Inc.
-----------------------------------------------

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

     The pro forma unaudited results of operations for the nine months ended December 31, 1996 and 1995, assuming consummation of the purchase as of the beginning of the periods are as follows:


                              Nine Months Ended December 31
                                1996                 1995
                                ----                 ----
                                ($000 except share data)

         Sales                $ 25,556              $ 28,853
         Net Income           $  1,225              $  1,031
         Earnings per share   $   .200              $   .168

                         WESTWOOD CORPORATION

                      MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                           December 31, 1996


General
-------

Results of Operations
---------------------

     The Company has been dependent upon long-term switchgear contracts relating to major new shipbuilding programs for the bulk of its sales revenues. However, the Company has been successful in becoming somewhat less dependent upon these major contracts due to recent acquisitions and increased sales of RoxSystem products.

     The DDG-51 and LHD programs are the most significant switchgear contracts currently in production. The DDG-51 contract will be completed in the fiscal year ending March 31, 1998, and the Company was not the low bidder for renewal of this contract. The current LHD contract will also be completed in the 1998 fiscal year, and it is uncertain whether any follow-on orders will be received under this program.

     As a result of the completion of these major contracts, revenues and profits are expected to decline significantly in fiscal 1998. The company is actively involved in preliminary proposals on three Navy ship classes, as well as extensive new programs in Malaysia and Australia. The company is also actively seeking strategic acquisitions.


Third Quarter Ended December 31, 1996 and 1995
----------------------------------------------

     Sales for the fiscal third quarter ended December 31, 1996 were $8,911,000, a 48.9% increase over the same quarter last year. Most of the sales increase was in marine hardware products as a result of the recent acquisition of Roflan Associates, as well as increased sales of RoxSystem products.

     Gross profit for the quarter was $2,097,000, or 23.5% of sales, compared to $1,163,000 or 19.4% of sales for the same period of last year. Higher sales volume and an improved product mix, accounted for most of the increases in margin.

     Operating expenses for the quarter were $1,315,000, a 52.2% increase over the same quarter last year, and primarily resulted from the acquisition of Roflan.

     Operating income for the quarter was $782,000, or 8.8% of sales, compared to $299,000 or 5.0% of sales for the same period last year. Net income for the quarter was $464,000 or $.076 per share, and a 141.7% increase over the same quarter last year.


Nine Months Ended December 31, 1996 and 1995
--------------------------------------------

     Sales for the nine months ended December 31, 1996 were $24,988,000, a 12.5% increase compared to last year. Sales of marine hardware products increased substantially as a result of the Roflan acquisition, and sales of RoxSystem products also increased significantly over the same period last year.

     Gross profit for the nine months ended December 31, 1996 was $5,716,000 or 22.9% of sales, compared to $3,973,000 or 17.9% of sales for the same period last year. Higher volume and an improved product mix accounted for the higher margin. The prior year's sales included a large shipment of low-margin air circuit breakers.

     Operating expenses for the period were $3,633,000, compared to $2,365,000 for the same period last year. The 53.6% increase in expenses was primarily due to the Roflan acquisition.

     Operating income for the nine months ended December 31, 1996 was $2,083,000 or 8.3% of sales, compared to $1,608,000 or 7.2% for the same period last year. Net income was $1,248,000 or $.203 per share, compared to $990,000, or $.161 per share for the same period last year.


Liquidity and Capital Resources
-------------------------------

     For the nine months ended December 31, 1996, net cash provided by operating activities was $2,458,000. Net income provided $1,248,000, with other cash adjustments and major sources being depreciation and amortization of $404,000, and decreases in costs and estimated earnings in excess of billings on uncompleted contracts of $1,539,000. Significant uses of operating cash flow were reductions in accrued liabilities of $407,000, and billings in excess of costs and estimated earnings on uncompleted contracts of $441,000.

     The substantial decrease in costs and estimated earnings in excess of billings on uncompleted contracts, as well as the reduction in billings in excess of costs and estimated earnings on uncompleted contracts, resulted from reduced purchasing and manufacturing activity on major switchgear contracts. Most of the decrease in accrued liabilities relates to the payment of Roflan accruals.

     The major use of cash for investing activities was the Roflan acquisition for $990,000, discussed in Note C to the financial statements. The Company borrowed $2,000,000 under its revolving credit facility, which has subsequently been repaid, to fund this purchase and pay certain Roflan liabilities.

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

     The above discussion in this section contain forward looking statements that involve a number of risks and uncertainties. Among factors that would cause actual results to differ materially are the following: business conditions in the military and commercial industries served by the Company; conditions in the general economy; changes in customer order patterns including timing of delivery; risk of non-payment of customer receivables; competitive factors; and other risk factors listed from time to time in the Company's reports with the Securities and Exchange Commission.

                        PART II - OTHER INFORMATION


Item 5.   Other Information
---------------------------

Regular Quarterly Dividend
--------------------------

On November 7, 1996, the Board of Directors approved a regular quarterly dividend of $.01 per common share to stockholders of record on December 1, 1996, and paid on December 22, 1996.

Issuance of Stock Dividend
--------------------------

On November 7, 1996, the Board of Directors approved a ten percent stock dividend (one new share of common stock, par value $.003 for each ten shares now held) to stockholders of record on December 1, 1996. The new shares were issued on December 22, 1996.

Approval of Fourth Quarter Dividend
-----------------------------------
On January 30th, 1997, the Board of Directors approved a regular quarterly dividend of $.01 per common share to stockholders of record on March 1, 1997, and paid on March 22, 1997.

                         WESTWOOD CORPORATION

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: February 12, 1997          WESTWOOD CORPORATION


                                 By: /s/ Ernest H. McKee
                                     ---------------------------------
                                     Ernest H. McKee, Director
                                       President and Chief Executive
                                       Officer


                                  By: /s/ Paul R. Carolus
                                      --------------------------------
                                      Paul R. Carolus, Director
                                        Secretary/Treasurer and
                                        Chief Financial Officer