Form 10-K405
period 1997-03-31
WESTWOOD CORP/NV/
filed 1997-06-30
CIK 876884

FILED:  JUNE 30, 1997

                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1997

                Commission file number:  0-19381

                      WESTWOOD CORPORATION
     (Exact name of Registrant as specified in its charter)

             Nevada                            87-0430944
             ------                            ----------
  (State or other jurisdiction               (IRS Employer
of incorporation or organization)         Identification No.)

12437 East 60th Street, Tulsa, Oklahoma             74146
---------------------------------------          ----------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: 918/252-1774

Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $.003
                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of the Registrant's common stock (based upon the June 26, 1997, closing sale price of the common stock as reported by NASDAQ) held by non-affiliates was approximately $10,109,512.

The number of outstanding shares of the Registrant's common stock as of June 27, 1997, was 6,264,933 shares.

               DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III are incorporated by reference from the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders for fiscal 1997, which definitive Proxy Statement will be filed within 120 days of the end of the Registrant's fiscal year.


This filing consists of 47 pages.
Exhibit List found on Pages 16-17.

                        TABLE OF CONTENTS

                                                      Page
Item Number and Caption                              Number
-----------------------                              ------

PART I
------

     1.  Business                                        1

     2.  Properties                                      9

     3.  Legal Proceedings                               9

     4.  Submission of Matters to a Vote
         of Security Holders                            10

PART II
-------

     5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                    10

     6.  Selected Financial Data                        11

     7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                11

     8.  Financial Statements and Supplementary Data    15

     9.  Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure                         15

PART III
--------

     10. Directors and Executive Officers of
           the Registrant                               15

     11. Executive Compensation                         15

     12. Security Ownership of Certain
           Beneficial Owners and Management             15

     13. Certain Relationships and Related
           Transactions                                 16

PART IV
-------

     14. Exhibits, Financial Statement
           Schedules and Reports on Form 8-K            16

                               (i)

                             PART I

ITEM 1.  BUSINESS

General
-------

Westwood Corporation (the "Company"), a Nevada corporation formed in 1986, is engaged in the design, manufacture, and sale of electrical generation and distribution equipment and automated control equipment and products, including marine switchboards and panelboards, safety cable sealing and transit systems, electrical generation equipment, automated power control systems, and related electrical hardware. The Company's business is conducted through its wholly-owned subsidiaries, NMP Corp. ("NMP"), an Oklahoma corporation, acquired in March of 1988, in connection with the purchase of the Nelson Marine Products division of General Signal Corporation; Roflan Associates, Inc. ("Roflan"), and its wholly-owned subsidiary, Peter Gray Corporation ("PGC"), both Massachusetts corporations acquired in 1996; Rox Corp., an Oklahoma corporation formed in March, 1997 to manage the Safety Sealing and Transit Systems Business line of products; TANO Corp. ("TANO"), a Louisiana corporation formed in May of 1997 to acquire the Marine automated control division of TANO Automation, Inc.; and MC II Electrical Company ("MC II"), a Texas corporation formed in 1989, acquired in May of 1997.

Products and Markets
--------------------

Engineered Products - Electrical Switchgear
-------------------------------------------

The Company's marine engineered products line includes marine switchboards designed for the distribution of electrical power, interior communication, weapon systems, electrical plant control and power and lighting control on naval combat vessels. In addition to the actual manufacture of the switchboard and related products, the Company also supplies electrical and electronic components, panelboards, spare repair parts, support computer software, engineering and field services. The Company's primary customers for switchboard products are the major shipbuilders that serve as prime defense contractors to the U.S. Government. Equipment is also sold to Allied Foreign Governments with State Department approval, under the War Munitions Act.

The Company's marketing efforts are carried out by employees with extensive experience in technical disciplines as well as in the military/government contracting process. These individuals concentrate their efforts on maintaining active contact with the Company's shipbuilder customers and industry organizations and keeping abreast of developments in shipbuilding programs. The Company's marketing staff has a long-term professional relationship with shipyard and Defense Department personnel and are familiar with the operating and procurement procedures of these organizations. The marketing of the Company's products and services requires an in-depth knowledge of the near and long-term plans and equipment requirements of these customers.
Demonstrated technical capabilities are of primary importance to successful contract awards.

The majority of the Company's marine contracts are the result of negotiated Request for Quotations ("RFQ"). RFQs involve a contracting process whereby the shipyard requires detailed management and technical proposals as well as detailed pricing data and, thereafter, negotiates a firm fixed price contract with the selected bidder. These contracts generally constitute a development contract for equipment design with an ensuing manufacturing contract for the delivery of power and/or switchboard equipment. A substantial portion of the Company's marine business involves contracts for design and ensuing manufacturing while the remainder of the Company's marine contracts are usually manufacturing or service related only and involve no associated design work.

Engineered Products - Automation and Control Systems
----------------------------------------------------

On May 13, 1997, the Company announced the acquisition of the former Marine division of TANO Automation, Inc. through its wholly-owned subsidiary, TANO Corp. ("TANO"). TANO, located in New Orleans, Louisiana, designs, manufactures, installs and services high-quality, automation and control systems for major military and commercial ships. TANO is a leading and long-standing provider of automated machinery plant control systems for the U.S. Coast Guard, the U.S. Navy and the Military Sealift Command ("MSC").

TANO is the leading supplier of machinery plan automation and control systems for the U.S. Coast Guard, having been awarded an estimated 97% of its systems automation contracts for which the Company bid in the last 25 years. TANO's projected bookings and billings have been substantially increased by contract to provide, on an exclusive basis, automation and control systems for a fleet of new USCG WL and WLB buoy Tenders. These two new ship programs are expected to result in 30 ships being built; at present, fifteen ships have been ordered, with additional ships budgeted and funded by Congress.

TANO's product lines are divided into two segments: Systems, and Parts and Service. Systems consists of the design and manufacture of automation and control systems for new ships, as well as complex retrofits for existing ships. Parts and Services refers to TANO's aftermarket business whereby TANO provides parts and maintenance to a large, worldwide installed base of TANO systems.

A typical TANO system consists of a ship control console located on the bridge, a central console located in the ship's engine room, and a number of remote terminal units (RTUs), distributed throughout the ship, which gather data from the ship's machinery and execute commands communicated by the consoles. TANO's Systems fall into two broad categories: Propulsion Control Systems and Machinery Monitoring and Control Systems.

Propulsion Control Systems monitor and control the different propulsion functions of a ship including: the ship's engine speed, clutches, convertible propeller pitch, z-drive, thrusters, and reduction gears. Machinery Monitoring and Control Systems automatically control and monitor a wide variety of functions including the hydraulic systems, cargo monitoring, ballast distribution, electric power management and water and waste water management. Alarm functions are linked with the monitoring systems to provide audible or visual alarms to alert the ship's operator or crew to problems detected by the monitoring systems.

TANO provides spare parts and service on all current and former systems previously provided by TANO typically for over 20 years. Spare parts and service orders from TANO's installed base of approximately 600 ships provides a stable and ongoing source of revenue that typically offers much higher gross profit margins, due to its captive nature, than initial system orders. Management believes a significant growth opportunity exists in this segment since the current level of business has been attained with minimal sales effort.

TANO's offices and operations occupy 10,000 square feet of leased space in an office park located in New Orleans. In addition, a small office is leased in Singapore to support TANO's field service commitments in the Pacific Rim. At the time of the acquisition, TANO had approximately 35 employees.

Safety Sealing and Transit Systems - "RoxSystem"
------------------------------------------------

Pursuant to an agreement with Roxtec AG, a Swedish corporation, the Company manufactures and distributes safety cable sealing and transit systems through Rox Corp., its wholly-owned subsidiary, formed in March 1997. The RoxSystem is primarily designed to protect electrical and transmission cables from damage caused by fire, smoke, gas and water.

RoxSystem, the trade name used for the Company's safety cable sealing and transit system product line, and the Company's electrical hardware line discussed below, are marketed to the major ship construction yards as well as the numerous repair yards located throughout the country. Because of the necessity for local stocks, both distribution outlets and manufacturer representatives are used in presenting the product. Rox Corp. has distribution agreements with twenty independent representative companies with territories covering thirty-five states. Rox Corp. has three sales offices staffed by salaried sales personnel in Tulsa, Oklahoma, Dallas, Texas, and Raleigh, North Carolina. Rox Corp. anticipates opening five new satellite sales offices during the 1998 fiscal year.

Rox Corp. currently concentrates on sales markets in the marine, petrochemical, construction and telecommunication industries, with particular emphasis in the wireless telecommunications market.

Marine Electrical Hardware
--------------------------

The Company also manufactures and distributes marine electrical hardware utilized on military and commercial vessels including switches, lights, and relays contained in specially manufactured brass housings, and fiber optic lighting systems. The Company commenced activities in the marine electrical hardware business in early 1993 as a result of the acquisition of the former Nova Division of Williams & Watts, Inc., and U.S. Pioneer, Inc.
On May 1, 1996, the Company acquired 100% of the outstanding shares of common stock of Roflan, and through Roflan's ownership interest, 100% of the outstanding common stock of its wholly-owned subsidiary, PGC, a Massachusetts corporation. Roflan manufactures and markets a diversified line of marine electrical hardware products, primarily for the U. S. Navy. PGC is a commercial cold forger and serves primarily commercial markets. The Company maintains Roflan and PGC as stand alone subsidiaries within the Company consolidated group.

Mobile Power Systems
--------------------

On May 28, 1997, the Company acquired 100% of the outstanding common stock of MC II Electric Company ("MC II") of Dallas,
Texas. MC II is in the business of design, manufacture and sales of a broad family of diesel, gas, natural gas and turbine electrical generator sets for both military and commercial applications. MC II remains a wholly-owned subsidiary of Westwood and employs approximately 60 employees.

Major contracts included within backlog at MC II include development of the next generation of 30-60 KW TQG generator sets for the U.S. Army, and contractor on the MEP-012A generator set for the U.S. Air Force. Including sales potential of existing development contracts, order backlog at MC II as of May 30 was approximately $60 million, including several contracts which extend into the year 2001.

MC II is also an important supplier of generator replacement spare parts, and is one of just a few manufacturers capable of supporting all the generator sets utilized by the Department of Defense.

MC II's manufacturing facilities in Dallas, Texas, perform most aspects of the generator manufacturing process, including CNC sheetmetal fabrication, CNC machining, welding, structural fabrication, specialty treating and coating of parts, wire generator and wire harness assembly. MC II has also designed and assembles computer software and touch panel control screens for monitoring and controlling all generator mechanical and operations functions.

Competition
-----------

The Company faces competition in all aspects of its business.
The Company's products are generally of a highly technical nature and involve the use of techniques and materials similar to those used by its competitors. The principal competitive factors with respect to the Company's products are technological innovation, product quality, price, adherence to delivery schedules and product reliability. A significant portion of the Company's sales are made under government subcontracts awarded on the basis of competitive bidding. In addition to price, the factors involved in the award of such contracts include the quality of the proposal and reputation of the bidder. Also, demand for many of the products sold by the Company is dependent on the level and nature of the nation's defense expenditures.

The Company has two primary competitors in the U.S. Navy combatant marine power and switchboard equipment market. These competitors are SPD Technologies, Inc. ("SPD"), and Metric Systems. Competition with the Company's electrical hardware products line comes from a number of companies participating in small niches within the overall market. In regard to its safety sealing and cable transit systems, the Company's primary competition comes from products manufactured by O-Z Gedney.

Major and Foreign Customers
---------------------------

Sales under subcontracts with general contractor shipbuilders for the United States Government accounted for approximately $22,552,000 or 68% of the Company's sales in fiscal year ended March 31, 1997 and $23,447,000 or 80% of the Company's sales in fiscal year ended March 31, 1996. Sales to foreign customers totaled $493,000 in fiscal year ended March 31, 1997 and $1,739,000 in fiscal year ended March 31, 1996. For a further discussion of sales to major customers and concentration of credit risk, refer to Note 10 of the Consolidated Financial Statements.

Backlog
-------

The backlog of sales revenue at fiscal year-end March 31, 1997, 1996, and 1995 was as follows:

                  1997            1996            1995

                $12,200,000    $24,698,000      $32,032,000

Of the existing backlog, the amount of sales revenue expected to be generated within the next fiscal year follows:

                   1998           1997             1996

                $11,000,000    $21,000,000      $26,000,000

The TANO and MC II acquisitions completed in May, 1997 added approximately $65,000,000 to backlog, and includes the sales potential of existing development contracts. Approximately $15,000,000 of the backlog of TANO and MC II is expected to be realized as sales revenue in the fiscal year ending March 31, 1998.

The backlog figures include only the sales value of the equipment or products for which the Company has received firm orders. Due to the process by which appropriations and contracts are approved for defense projects, it is common for the Company to experience delays in the receipt of anticipated orders, which can affect the size of the backlog when compared to other periods. A major portion of the backlog at March 31, 1997 was represented by subcontracts with general contractor shipbuilders on United States Government contracts. Because many of the Company's defense-related subcontracts are awarded on a fixed-rate price basis, cost overruns could affect the Company's future
profitability.   Contracts with or for the United States
Government may be terminated by the Government at will. The Company has not experienced any significant problems with contract cancellations, but there can be no assurance that contract cancellations will not occur in the future.

The balance of the Company's backlog consists of smaller contracts, marine electrical hardware, Roxtec products, and miscellaneous components designed and manufactured by the Company. These components are used mainly as spare parts and include relays, sensing devices, and a wide assortment of power and lighting panels.

Employees
---------

As of March 31, 1997, the Company had 179 employees, none of whom are represented by unions. Management considers its relations with its employees to be satisfactory. Through the Company's acquisition of TANO Corp. and MC II Electrical Company, occurring on May 13, 1997, and May 28, 1997, respectively, 95 additional employees have joined the Company's labor force. As of the date of this report, the Company employs 274 total persons, none of whom are represented by unions.

Patents and Trademarks
----------------------

The Company believes that its business is not materially dependent upon the protection afforded by patents, but primarily upon the experience and continued creative skills of its personnel. Because of rapidly changing technology and the need for confidentiality, the Company does not seek to obtain patents in this area.

In connection with the fire control and safety sealing products, the Company will rely on international patents held by Roxtec, as well as the RoxSystem trade name, which the Company believes adequately protects the design and manufacture of the metal frames and internal components utilized in the RoxSystem.

Materials and Supplies
----------------------

The Company's operations require a wide variety of electrical and mechanical components and raw materials. Except in regard to sole-source air circuit breakers which the Company is required to purchase from SPD, most items are available from several commercial sources.

Environmental Protection
------------------------

The marine switchboard business requires metal plating of certain of the components utilized by the Company which is performed by the Company at its manufacturing facility in Tulsa, Oklahoma, through the use of a modern automated plating machine. The plating equipment utilized by the Company is designed to meet all federal, state and local requirements for the utilization of this equipment and for the discharge of treated rinse water into the City of Tulsa waste water system. As required by the City of Tulsa, the plating equipment utilized by the Company continually monitors the level and chemical substance contained in the discharges as part of the plating process. Fumes and vapors created as a part of the plating process are controlled through the use of environmental scrubbers installed by the manufacturer of the plating equipment. The Company believes that it is currently in compliance with all federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

During the due diligence phase of the Company's acquisition of Roflan and PGC in April, 1996 it was learned that PGC had, along with several thousand other companies, been listed as a potentially responsible party in two EPA Superfund sites located in New England as a result of acquiring manufacturing assets from a New England corporation which had utilized the services of a licensed commercial disposal company from 1954 to 1960. PGC has disclaimed any liability. Based on review by environmental counsel, the Company believes that its exposure, even if ultimately determined as a potentially responsible party, which it has denied, is de minimis with settlement values ranging from $2,500 to $5,000.

The Company believes that each of its subsidiaries have been and are currently in compliance with all federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

ITEM 2.  PROPERTIES

The Company leases all of its manufacturing, engineering, warehousing and office facilities comprising a total of approximately 279,000 square feet. The Company, and its subsidiaries, lease office and manufacturing facilities as follows: NMP and Rox Corp., Tulsa, Oklahoma, 125,000 square feet; Roflan and PGC, Andover, Massachusetts, 74,000 square feet; TANO, New Orleans, Louisiana, 10,000 square feet; and, MC II, Dallas, Texas, 70,000 square feet. These leases are from one to five years with renewal options. The Company owns all of its manufacturing, assembly and testing equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings which management believes is likely to result in a material liability, and to the best of its knowledge no such action is contemplated, or has been threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders for a vote during the fourth quarter of its fiscal year ending
March 31, 1997.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ Small-Cap Market under the symbol WNMP. On March 31, 1997 there were 129 shareholders of record, and approximately 700 beneficial owners of the Company's common stock. The range of sales prices for the Company's common stock for the last two years, as reported by the National Association of Securities Dealers, Inc., and cash dividends declared were as follows:

     Quarter Ended    High Bid     Low Bid     Cash Dividends
     -------------    --------     -------     --------------
     Mar. 31, 1997    $1-3/4       $1-3/16          $ .01
     Dec. 31. 1996     2-3/8        1-9/16            .01
     Sept. 30, 1996    2-5/16       1-7/8             .01
     June 30, 1996     2-3/16       1-5/8             .01


     Mar. 31, 1996     3-1/8        1-1/2             .01
     Dec. 31, 1995     3-3/8        2-1/4             .01
     Sept. 30, 1995    2-3/4        1-13/16           .01
     June 30, 1995     2-1/2        1-3/4             .01

The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to further dividends because they depend on future earnings, capital requirements, and financial condition.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included in this report:

                            Fiscal Years Ended March 31
                      1997     1996     1995     1994     1993
                     -------------------------------------------
                        (In thousands, except per share data)
   Sales             $33,408  $29,480  $31,928  $31,419  $22,554
   Net Income          1,631    1,237    1,625    2,126    1,690
   Total Assets       16,156   15,724   18,492   16,138   14,750
   Long-Term Debt        600       67       21      662      872
   Per Common Share*:
     Net Income          .27      .20      .26      .35      .28
     Cash Dividends      .04      .03      .03      .03      .01

*Per share amounts have been adjusted to reflect 10% stock dividends declared in October, 1993, November, 1994, October,
1995 and November, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

The following management comments regarding the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere. The analysis includes NMP Corp., Roflan and PGC, Westwood Corporation's wholly-owned subsidiaries, but does not include consolidated financial information on TANO Corp. and MC II since they were acquired after the close of the fiscal year.

Results of Operations
---------------------

Twelve Months Ended March 31, 1997 and 1996
-------------------------------------------

Net income for the fiscal year ended March 31, 1997 was $1,631,000, a 31.9% increase compared to $1,237,000 for the previous year. Earnings per share were $.27 compared to $.20 for the previous year. Consolidated sales for the fiscal year ended

March 31, 1997 were $33,408,000, a 13.3% increase compared to $29,480,000 for the prior year. Gross profit, as a percentage of sales, improved to 23.9% compared to 18.9% for the prior year. Increased sales of Roxtec products, as well as cost reductions in certain switchgear products were the major factors in the gross profit improvement. Operating income increased to 34.9% over the previous year to $2,718,000. Interest expense increased 47.5% to $87,000 as a result of increased borrowing in connection with the Roflan acquisition.

The TANO and MC II acquisitions, closed on May 13, 1997 and
May 28, 1997, respectively, are expected to be accretive to earnings in the fiscal year ending March 31, 1998, with most of the impact occurring in the third and fourth quarters. The winding down of the DDG-51 contract, along with substantial acquisition and relocation costs, is expected to have a negative impact on earnings in the first and second quarters of fiscal 1998.

Following are product line highlights for fiscal 1997:

Marine Hardware
---------------

Marine Hardware Products led Westwood's increase in sales with a gain if 191% to $10,014,000 in fiscal 1997 compared to $3,445,000 for the previous year. The acquisition of Andover, Massachusetts-based Roflan & Associates, Inc., and its wholly-owned subsidiary Peter Gray Corporation accounted for the majority of the sales increase. The marine hardware product line had a backlog of approximately $5,222,000 at March 31, 1997.

Safety Sealing and Transit Systems
----------------------------------

Sales of Roxtec products grew 136% to $3,934,000 in fiscal 1997, compared to $1,667,000 for the prior year. The growth in Roxtec sales was a result of increased penetration into the telecommunications industry in fiscal 1997, as well as continued growth in a broad market including cruise ships, oil tankers and offshore drilling rigs. Backlog is not significant for Roxtec products since incoming orders are shipped on a daily basis.

Engineered Products
-------------------

Sales of Engineered Products declined 20% to $19,460,000 in fiscal 1997, compared to $24,368,000 for the prior year. Engineered Products consist of marine switchgear, software, electronic components and lighting systems. Increased production on the LHD-7 program was more than offset by decreased production on the DDG-51 program. The Company has previously announced that work on the DDG-51 program will be essentially complete by the end of the first quarter ending June 30, 1997. Revenues attributable to the DDG-51 program were $8,136,000 in fiscal 1997 and $14,169,000 in fiscal 1996.

As previously announced, the Company has acquired TANO Corp. of New Orleans, Louisiana, a supplier of marine system control software products to the U.S. Navy and commercial markets. The TANO acquisition added approximately $5,607,000 to the backlog of Engineered Products, and is anticipated to add over $7,000,000 in annualized sales. The total backlog of Engineered Products on March 31, 1997, including TANO, was approximately $12,523,000.

Mobile Electric Power Systems
-----------------------------

The Company has previously announced the acquisition of Dallas,
Texas-based MC II Electric Company.   MC II designs, manufactures
and sells a broad family of diesel, gas and turbine generator sets for both military and commercial applications. MC II has contracts which include work on the MEP-012A generator sets for the U.S. Air Force, and the development of the next generation of 30-60 KW TQG generator sets for the U.S. Army. Including sales potential of existing development contracts, the order backlog was approximately $60,000,000, including several contracts which extend into the year 2001.

Twelve Months Ended March 31, 1996 and 1995
-------------------------------------------

Net income for the fiscal year ended March 31, 1996 was $1,237,000, a 23.9% decrease from the previous year. Earnings per share were $.20 compared to $.26 for the previous year.

Sales for the fiscal year ended March 31, 1996 were $29,480,000, a 7.7% decrease from the prior year. Major long-term switchgear contracts accounted for all of the decrease, as combined sales of other products increased slightly over the previous year. The decrease in sales revenues for major switchgear contracts was due to a lower backlog and reduced production hours as a result of cutbacks, elimination of second shifts and reductions in overtime.

Operating expenses increased 11.8%, while marketing and selling expenses increased 26.2% over the previous years. A substantial portion of this increase included market development expenses relating to RoxSytem as well as various new products, including multiple shipbuilding projects for Pacific Rim Countries, and ongoing activities in Korea and Taiwan. Additional factors contributing to the increase in expenses included development costs concerning introduction of an imported marine marble product, which has been abandoned and preparation costs relating to the DDG-51 bid proposal.

Interest expense decreased 68.8% to $59,000 while interest income increased to $58,000 as a result of lower borrowing due to improved cash flow.

Liquidity and Capital Resources
-------------------------------

Operating activities for the fiscal year ended March 31, 1997 resulted in net cash provided of $2,315,000. During this period, cash was provided by net income of $1,631,000, with other major cash adjustments and sources being depreciation and amortization of $754,000, reductions in accounts receivable of $754,000, costs and estimated earnings in excess of billings on uncompleted contracts of $2,657,000, inventories of $327,000, long-term retainage of $322,000, and increased income taxes of $260,000. Major uses of cash were reductions in deferred income taxes of $346,000, accounts payable of $1,817,000, accrued liabilities of $830,000 and billings in excess of costs and estimated earnings on uncompleted contracts of $1,306,000.

Lower production activity and progress billings on major switchgear contracts due to the lower backlog were the significant factors in the large reductions in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts.

For investing activities, the acquisition of Roflan for $815,000 was the most significant use of cash during the period.

The Company currently has a bank revolving facility based upon a borrowing base of qualifying accounts receivable and inventory. This agreement expires July 31, 1997. The Company utilized this facility, as well as a short-term note that matures on August 27, 1997, to fund the recent acquisition of TANO and MC II. It is the Company's intention to renew the bank agreement along similar lines of a revolving credit facility based on working capital needs, as well as a long-term note.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item begins at page F-1, attached.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's definitive Proxy
Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Stockholders.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)

1. Financial Statements - The Financial Statement Index is found on page F-1, attached.

2.     Financial Statement Schedules - The Financial Statement
       Schedule Index is found on page F-1, attached.

3.     List of Exhibits.*

2.1    Exchange Agreement between Westwood Corporation and NMP
       Corp. dated March 29, 1988

2.2    Asset Purchase Agreement between NMP Corp. and General
       Signal

3.1    Articles of Incorporation of Westwood Corporation

3.2    Bylaws of Westwood Corporation

3.3    Restated and Amended Articles of Incorporation of Westwood
       Corporation

4.1    Specimen Stock Certificate

4.2    Subordinated NMP Corp. Note

10.1   Employment Agreement, as amended, of Ernest H. McKee

10.2   Employment Agreement, as amended, of Paul R. Carolus

10.3   Credit Agreement Fourth National Bank of Tulsa

10.4   Bath Iron Works Corporation, contract for constructing
       DDG-51 Class Guided Missile Destroyer Program

10.5 China Shipbuilding Corporation, contract for construction of PFG-2 Guided Missile Frigate

10.6 Exclusive Manufacturing and Territory Sales Agreement, dated January 22, 1992, between NMP Corp., and Roxtec AB

10.7   1992 Employees' Stock Option Plan of Westwood Corporation

10.8   1992 Directors' Stock Option Plan of Westwood Corporation

10.9   1992 Directors' Stock Option Plan as amended October 28,
       1993

10.10  1992 Directors' Stock Option Plan as amended September 3,
       1996

10.11 Roflan Stock Purchase Agreement (Reported on Form 8-K, filed May 14, 1996)

10.12 TANO Corp. Asset Purchase Agreement (Reported on Form 8-K, filed June 5, 1997)

10.13 MC II Stock Purchase Agreement (Reported on Form 8-K, filed June 12, 1997)

22.1   Articles of Incorporation of NMP Corp.

22.2   Bylaws of NMP Corp.

27.    Financial Data Schedule

* Exhibits filed with prior reports by the Company.


(b)  Reports on Form 8-K

     No filings on Form 8-K were made during the last quarter of the fiscal year ending March 31, 1997.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WESTWOOD CORPORATION



By:     /S/ Ernest H. McKee     By:     /s/ Richard E. Minshall
   ---------------------------     -----------------------------
   Ernest H. McKee                 Richard E. Minshall
   President and Director          Director


By:     /s/ Paul R. Carolus     By:     /s/ Anthony Pantaleoni
   ---------------------------     -----------------------------
   Paul R. Carolus                 Anthony Pantaleoni
   Secretary/Treasurer and         Director
   Director



DATE:  June 27, 1997

                      WESTWOOD CORPORATION

                              10-K

            Years ended March 31, 1997, 1996 and 1995
               with Report of Independent Auditors

                      Westwood Corporation

    Index to Consolidated Financial Statements and Schedules





                                                            Page
                                                            ----

Covered by Report of Independent Auditors

  Report of Independent Auditors                            F-2

  Consolidated Balance Sheets as of March 31,
    1997 and 1996                                           F-3

  Consolidated Statements of Income for the
    Years ended March 31, 1997, 1996 and 1995               F-5

  Consolidated Statements of Stockholders' Equity
    for the Years ended March 31, 1997, 1996 and
    1995                                                    F-6

  Consolidated Statements of Cash Flows for the
    Years ended March 31, 1997, 1996 and 1995               F-7

  Notes to Consolidated Financial Statements for the
  Years ended March 31, 1997, 1996 and 1995                 F-9

  Schedules for the Years ended
    March 31, 1997, 1996 and 1995:
       I - Condensed Financial Information of Registrant    F-24
      II - Valuation and Qualifying Accounts                F-26

  Not Covered by Report of Independent Auditors:
   Selected Quarterly Financial Information (unaudited)     F-23

All other schedules have been omitted since the required
information is not present or not   present in amounts sufficient
to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

                 Report of Independent Auditors


The Board of Directors
Westwood Corporation

We have audited the accompanying consolidated balance sheets of Westwood Corporation as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westwood Corporation at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                              ERNST & YOUNG LLP

                              /s/Ernst & Young LLP
                              (Original Manually Signed)

Tulsa, Oklahoma
May 16, 1997, except for
  Note 13, as to which the
  date is May 28, 1997

                      Westwood Corporation

                   Consolidated Balance Sheets
                                                   March 31
                                                1997      1996
                                               -----------------
                                                 (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                    $ 1,165   $   598
  Accounts receivable (including retainage
    receivable of $767,000 in 1997 and
    $1,425,000 in 1996), net of allowance for
    doubtful accounts of $44,000 in 1997 and
    $25,000 in 1995 (Note 4)                     4,485     3,973
  Note receivable - officer (Note 8)                51       100
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 3)     332     2,989
  Inventories (Note 4):
    Raw materials and purchased parts            4,605     3,887
    Work-in-process                              1,210       906
                                               -------   -------
                                                 5,815     4,793
  Prepaid expenses                                 220        73
  Current deferred income taxes (Note 5)           553         -
                                               -------   -------
Total current assets                            12,621    12,526


Plant and equipment, at cost:
  Leasehold improvements                           768       269
  Machinery and equipment                        3,733     2,698
  Patterns and tools                               383       227
  Other                                              -       335
                                               -------   -------
                                                 4,884     3,529
  Accumulated depreciation                      (2,588)   (2,057)
                                               -------   -------
                                                 2,296     1,472
Other assets:
  Drawings (net of accumulated amortization of
    $207,000 in 1997 and $179,000 in 1996)          19        41
  Long-term accounts receivable, retainage         980     1,302
  Deferred charges (net of accumulated
    amortization of $572,000 in
    1997 and $365,000 in 1996)                     240       383
                                               -------   -------
                                                 1,239     1,726
                                               -------   -------
Total assets                                   $16,156   $15,724
                                               =======   =======

                                                   March 31
                                                1997      1996
                                               -----------------
                                                 (In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  886    $ 1,744
  Income taxes payable                            612        352
  Accrued liabilities                             671        868
  Accrued rent (Note 7)                            81          -
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 3)  1,087      2,393
  Current deferred income taxes (Note 5)            -         10
  Current portion of long-term debt (Note 4):
    Note payable                                   47          -
    Payable to bank                                 -         19
    Acquisition debt                                -         21
                                              -------    -------
                                                   47         40
                                              -------    -------
Total current liabilities                       3,384      5,407

Accrued Rent (Note 7)                             325          -

Long-term debt (Note 4):
  Payable to bank                                   -         67
  Note payable                                    600          -
                                              -------    -------
                                                  600         67

Deferred income taxes (Note 5)                    372        177

Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized,
    $.001 par value, no shares issued and
    outstanding                                     -          -
  Common stock, 20,000,000 shares authorized,
    $.003 par value, 6,139,933 and 5,581,682
    shares issued and outstanding at March 31,
    1997 and 1996, respectively (Note 12)          18         17
  Capital in excess of par value                4,627      3,511
  Retained earnings                             6,830      6,545
                                              -------    -------
Total stockholders' equity                     11,475     10,073
                                              -------    -------
Total liabilities and stockholders' equity    $16,156    $15,724
                                              =======    =======

See accompanying notes.

                      Westwood Corporation

                Consolidated Statements of Income


                                          Year ended March 31
                                         1997     1996     1995
                                        ------------------------
                                         (In Thousands, except
                                          earnings per share)

Sales                                   $33,408  $29,480  $31,928
Cost of sales                            25,410   23,897  25,930
Gross profit                              7,998    5,583   5,998

Operating expenses:
  Marketing and selling expenses          1,710    1,426   1,130
  General and administrative expenses     3,570    2,142   2,061
                                        ------------------------
                                          5,280    3,568   3,191
                                        ------------------------
Operating income                          2,718    2,015   2,807

Other income (expense):
  Interest expense                          (87)     (59)   (189)
  Interest income and other                  33       58       4
                                        ------------------------
                                            (54)      (1)   (185)
                                        ------------------------
Income before income taxes                2,664    2,014   2,622

Provision for income taxes (Note 5)       1,033      777     997
                                        ------------------------
Net income                               $1,631   $1,237  $1,625
                                        ========================

Earnings per share (Note 12)             $  .27   $  .20  $  .26


See accompanying notes.

                                   Westwood Corporation

                     Consolidated Statements of Stockholders'
Equity

                                                    Capital
                                                   in Excess
                            Preferred    Common       of       Retained
                              Stock      Stock     Par Value   Earnings    Total
                            -------------------------------------------------------
                                                 (In Thousands)
Balance at March 31, 1994     $ -         $14       $1,207      $6,387    $ 7,608
  Net income                    -           -            -       1,625      1,625
  Cash dividends paid
    ($.03 per share)            -           -            -        (189)      (189)
  Stock dividend (Note 12)      -           1        1,037      (1,038)         -
                              -----------------------------------------------------
Balance at March 31, 1995       -          15        2,244       6,785      9,044
  Net income                    -           -            -       1,237      1,237
  Cash dividends paid
    ($.03 per share)            -           -            -        (208)      (208)
  Stock dividend (Note 12)      -           2        1,267      (1,269)         -
                              -----------------------------------------------------
Balance at March 31, 1996       -          17        3,511       6,545     10,073
  Net income                    -           -            -       1,631      1,631
  Cash dividends paid
    ($.04 per share)            -           -            -        (229)      (229)
  Stock dividend (Note 12)      -           1        1,116      (1,117)         -
                              -----------------------------------------------------
Balance at March 31, 1997     $ -         $18       $4,627      $6,830    $11,475
                             =====================================================


See accompanying notes.

                      Westwood Corporation

              Consolidated Statements of Cash Flows
                                          Year ended March 31
                                        1997     1996     1995
                                       --------------------------
                                             (In Thousands)
OPERATING ACTIVITIES
Net income                             $ 1,631  $ 1,237  $ 1,625
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and amortization          754      521      507
    Loss on asset disposals                  -        2        3
    Deferred income taxes                 (346)    (106)     232
    Cash flows impacted by changes in:
      Accounts receivable                  754    3,199       56
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts            2,657     (399)    (903)
      Inventories                          327      740   (1,823)
      Prepaid expenses                     (91)      (5)     (20)
      Long-term accounts receivable,
        retainage                          322      (71)    (139)
      Accounts payable                  (1,817)    (701)    (640)
      Accrued liabilities and rent        (830)     (70)     212
      Billings in excess of costs and
        estimated earnings on
        uncompleted contracts           (1,306)  (1,146)   1,567
      Income taxes payable                 260      287     (280)
                                       --------------------------
Net cash provided by operating
  activities                             2,315    3,488      397

INVESTING ACTIVITIES
Purchases of plant and equipment          (110)    (257)    (279)
Proceeds from sales of plant and
  equipment                                 12        -        -
Purchase of certain assets
  (Notes 2 and 6)                          (69)    (325)       -
Acquisition of company, less
  cash acquired (Note 2)                  (815)       -        -
Collections on officer loan                 49       70       73
Other                                      (33)    (212)     (57)
                                       --------------------------
Net cash used in investing activities     (966)    (724)    (263)

                      Westwood Corporation

        Consolidated Statements of Cash Flows (continued)
                                          Year ended March 31
                                        1997     1996     1995
                                       --------------------------
                                             (In Thousands)
FINANCING ACTIVITIES
Principal payments on debt          $(5,103)  $(5,566)  $(14,781)
Borrowings on debt                    4,657     3,505     14,675
Dividends paid                         (229)     (208)      (189)
                                    -----------------------------
Net cash used in financing
  activities                           (782)   (2,269)      (295)
                                    -----------------------------


Net increase (decrease) in cash         567       495       (161)
Cash and cash equivalents at
  beginning of year                     598       103        264
                                    -----------------------------
Cash and cash equivalents
  at end of year                    $ 1,165   $   598   $    103
                                    ============================


See accompanying notes.

                       Westwood Corporation

           Notes to Consolidated Financial Statements

                  March 31, 1997, 1996 and 1995


1.  SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

Westwood Corporation ("Company"), a holding company, owns 100% of the outstanding shares of NMP Corp. ("NMP") and, beginning May 1, 1996, Roflan and Associates, Inc. ("Roflan") and through Roflan's ownership interest, 100% of the outstanding common stock of its wholly owned subsidiary, Peter Gray Corporation ("Peter Gray").

NMP is engaged primarily in the business of designing and manufacturing electrical distribution and signal switching equipment in accordance with specifications of the U.S. Navy for use on combat ships. NMP's contracts, primarily with major shipyards, are on a firm price basis and generally are not subject to renegotiation. Roflan and NMP manufacture and market a diversified line of marine hardware products, primarily for the U.S. Navy. Peter Gray is a commercial cold forger, serving mostly commercial markets.

ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CONSOLIDATION POLICY

The consolidated financial statements include the account balances of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid mutual funds invested in United States Government securities with maturities of three months or less when acquired.

                      Westwood Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

CONTRACTS

The Company recognizes revenues and costs for major long-term contracts on the percentage-of-completion method, measured by the percentage of total labor costs incurred to date to estimated total labor costs for each contract. Estimated losses on contracts are provided for in full when they become apparent.
The excess of any accumulated costs and estimated earnings over billings is presented as a current asset in the accompanying balance sheet. When billings exceed costs incurred and estimated earnings, the excess of such billings is presented as a current liability. On all other contracts, revenues are recognized when units are shipped.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.

DEPRECIATION

Plant and equipment are depreciated using the straight-line method over their estimated useful lives. Depreciation expense of $520,000, $364,000 and $380,000 is included in the 1997, 1996 and 1995 statements of income, respectively, based on the utilization of the particular assets.

Major replacements and betterments are capitalized while minor replacements, maintenance and repairs which do not extend useful lives are expensed.

AMORTIZATION OF DEFERRED CHARGES AND DRAWINGS

Deferred charges represent amounts related primarily to certain costs of obtaining and developing new product lines. Deferred charges are being amortized by the straight-line method over their estimated useful lives.

Drawings are being amortized by the straight-line method over a ten-year period.

                      Westwood Corporation

1.  SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES

The Company includes the operations of its subsidiaries in its consolidated federal income tax return. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities.

EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding and common stock equivalents resulting from stock options. Stock options were not dilutive in 1997, 1996 or 1995.

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121, was adopted in the first quarter of fiscal 1997. The impact of the adoption did not have a material effect on the Company's consolidated financial position or results of operations.

2.  ACQUISITION

On March 11, 1996, NMP acquired certain assets of a product line from Tabet Manufacturing Co., Inc. for $325,000 in cash. The transaction was accounted for as a purchase. A summary of the assets acquired in the transaction is as follows (in thousands):

               Inventory               $  58
               Equipment                 267
                                     ---------
                                        $325
                                     =========

                      Westwood Corporation

2.  ACQUISITION (continued)

The results of operations for this purchase have been included from the date of the acquisition. Results of operations of the product line prior to purchase by NMP were not significant when compared to the operations of NMP.

On May 1, 1996, the Company acquired 100% of the issued and outstanding common stock of Roflan and through Roflan's ownership interest, 100% of the outstanding common stock of its wholly owned subsidiary, Peter Gray, for $990,000 in cash. The transaction was accounted for as a purchase. The results of operations have been included from the date of acquisition. The net purchase price was subsequently reduced during 1997 by 50% of the federal tax refund of $260,000 received as a result of filing Roflan and Peter Gray's consolidated federal tax return for the period from October 1, 1995 through April 30, 1996 as per the purchase agreement. The acquired net assets have been recorded based upon an allocation of the purchase price with substantially all of the purchase price in excess of Roflan and Peter Gray's historical carrying value being allocated to property and equipment. The transaction was financed by a draw on NMP's revolving credit facility. A waiver from the bank was obtained prior to the acquisition allowing NMP to advance $2 million to the Company for the purchase of Roflan and Peter Gray and for the payment of certain of their liabilities.

The pro forma unaudited consolidated results of operations for the twelve months ended March 31, 1997 and 1996, assuming consummation of the purchase as of the beginning of the periods are as follows (in thousands except per share information):

                                   1997           1996
                                 -----------------------
     Sales                       $33,976         $37,274
     Net income                    1,608           1,289

     Earnings per share (Note 12)    .26             .21

                      Westwood Corporation

3.  UNCOMPLETED CONTRACTS

At March 31, costs incurred on uncompleted contracts, estimated earnings and related contract billings to date are as follows:

                                            1997      1996
                                           ----------------
                                            (In Thousands)
     Costs incurred on uncompleted
       contracts                           $54,867  $46,357
     Estimated earnings                     17,106   13,259
                                           -----------------
                                            71,973   59,616
     Less contract billings to date         72,728   59,020
                                           ----------------
                                           $  (755)  $  596
                                           ================

     Included in the accompanying
       balance sheets under the
       following captions:
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts           $   332  $ 2,989
         Billings in excess of
           costs and estimated earnings
           on uncompleted contracts          1,087    2,393
                                           ----------------
                                           $  (755) $   596
                                           ================

Accounts receivable include approximately $340,000 and $329,000 of progress billings at March 31, 1997 and 1996, respectively.

                      Westwood Corporation

4.  LONG-TERM DEBT

Long-term debt at March 31 consists of the following:

                                           1997        1996
                                           ----------------
                                            (In Thousands)
     Peter Gray note payable               $647        $  -
     NMP term note due bank                   -          86
     Acquisition debt unsecured and
       noninterest bearing                    -          21
                                           ----------------
                                            647         107
     Less current maturities                 47          40
                                           ----------------
                                           $600        $ 67

Annual maturities on long-term debt are: 1998 - $28,000; 1999 -
$55,000; 2000 - $70,000; 2001 - $91,000; and 2002 - $403,000.

At March 31, 1997, NMP has a $3,000,000 revolving credit facility which expires on July 31, 1997 which is based on a borrowing base of qualifying accounts receivable and inventory. At March 31, 1997, letters of credit amounting to $50,000 reduced the available borrowings on the line to $2,950,000. Borrowings under the facility bear interest at prime plus 1/4% (8.75% at March 31,
1997) and are secured by accounts receivable and inventories.
The credit agreement contains covenants relating to the maintenance of a current ratio, debt to net worth ratio, net worth and working capital, and, in addition to various other provisions, restricts the payment of dividends by NMP to the Company to 50% of NMP's net income for the preceding fiscal year. Interest is paid monthly on any outstanding revolving credit notes, while mandatory prepayments of principal may be due depending upon the borrowing base of qualifying accounts
receivable and inventories.   No mandatory prepayments were
required during 1997, 1996 or 1995.

In connection with the acquisition of Peter Gray, the Company assumed a secured note payable due on November 1, 2001. The note is payable in monthly principal and interest installments of $8,000 through September 1999 followed by 24 monthly payments of $11,000, with a final payment of $335,000 due on November 1, 2001. Interest is computed at 8% per annum. The note is secured by the accounts receivable and leasehold improvements of Peter Gray.

                      Westwood Corporation

4.  LONG-TERM DEBT (continued)

The revolving credit loan borrowings averaged $306,000, $111,000 and $1,480,000 per day during 1997, 1996 and 1995, respectively, with the highest month-end balance being $2,000,000, $1,500,000 and $2,335,000, respectively. The weighted average interest rate was 8.6%, 9.0% and 8.8% during 1997, 1996 and 1995, respectively.

Any outstanding borrowings under the NMP revolving credit facility are guaranteed by the Company.

In May 1995, NMP entered into a term note with a bank payable in monthly installments of $2,100, including principal and interest prime plus 1/4%). The balance of the note was paid in full in March 1997.

The acquisition debt was payable to the former owner of U.S.
Pioneer, Inc. (acquired in 1993) who became an employee of NMP.
The debt was payable in annual installments of $21,000. Final payment of the debt was made in January 1997.

5.  INCOME TAXES

The components of the provisions for income taxes are as follows:

                                      1997    1996    1995
                                     ----------------------
                                         (In Thousands)
     Current:
       Federal                       $1,158  $  750  $  707
       State                            221     133      58
                                     ----------------------
                                      1,379     883     765

     Deferred:
       Federal                         (310)    (95)    208
       State                            (36)    (11)     24
                                     ----------------------
                                       (346)   (106)    232
                                     ----------------------
                                     $1,033   $ 777    $997
                                     ======================

                      Westwood Corporation

5.  INCOME TAXES (continued)

The difference between the expected tax rate and the effective tax rate is primarily due to state income taxes as shown below:

                                        1997   1996   1995
                                      ---------------------
                                          (In Thousands)
  Expected provision for federal
    income taxes at the statutory
    rate                              $  906   $685   $892
  State income taxes - net of
    federal benefit                      114     76     56
  Other                                   13     16     49
                                      ---------------------
  Provision for income taxes          $1,033   $777   $997
                                      =====================

Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                           1997       1996
                                          -----------------
                                            (In Thousands)
  Deferred tax liabilities:
    Long-term contracts                    $131      $358
    Tax over book depreciation
      and amortization                      428       177
                                          ----------------
  Total deferred tax liabilities            559       535

  Deferred tax assets:
    Overhead allocations to inventory        90        73
    Inventory reserves                      346       197
    Warranty reserve                         57        57
    Accrued rent                            154         -
    Other - net                              93        21
                                           ---------------
  Total deferred tax assets                 740       348
                                           ---------------
  Net deferred tax asset (liability)       $181     $(187)
                                           ===============

                      Westwood Corporation

6.  COMMITMENTS

NMP has employment contracts through March 31, 1999 with its principal officers. These contracts provide for base salaries with an aggregate total annual salary commitment of $240,000. Bonus provisions are subject to the discretion of the Board of Directors of NMP.

On December 19, 1996, the Company entered into an agreement to acquire the marine fluorescent lighting product line of Aqua Signal USA for $350,000. The acquisition consists of $60,000 in tooling and equipment and $290,000 in inventory. The agreement is structured so that the Company will receive and inspect the items prior to payment for the items. At March 31, 1997, the Company has received and paid cash for approximately $17,000 of inventory and $52,000 in tooling. The remaining commitment will be paid in cash as items are received and accepted within the next fiscal year.

7.  LEASES

The Company leases all of its premises and various equipment under noncancellable operating lease agreements. The future minimum lease payments for all leases are as follows:

                    1998                $  515,000
                    1999                   315,000
                    2000                   293,000
                    2001                   293,000
                    2002                   195,000
                                        ----------
                                        $1,611,000
                                        ==========

In fiscal 1992, Peter Gray entered into a 10-year operating lease which provided for free rent during the first two years of the agreement. Additionally, the lease agreement contains escalation clauses which increased the lease payments after the fifth year of the agreement. Under generally accepted accounting principles, rent expense should be recognized on a straight-line basis on lease agreements like Peter Gray's. Of the above commitments, $406,000 has been recorded as accrued rent in order to recognize rent expense associated with the Peter Gray lease on a straight-line basis.

                      Westwood Corporation

7.  LEASES (continued)

Rent expense incurred under operating lease agreements was $496,000, $438,000 and $479,000 for 1997, 1996 and 1995,
respectively.

8.  NOTE RECEIVABLE - OFFICER

The note receivable from Ernest McKee, President of the Company, includes principal and accrued interest at prime plus 1/4%. The note was due on March 31, 1997 but was extended to March 31, 1998 with the final payment plus interest due at maturity. The note is secured by 333,334 shares of the Company's common stock.

9.  EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan into which participating employees can defer up to 17% of their annual compensation up to a specified limit. The Company matches 100% of each participating employee's deferrals, not to exceed 3% of each participating employee's annual compensation. The Company contributions to the Plan for 1997, 1996 and 1995 were $122,000, $120,000 and $109,000, respectively. The Company does not provide any post-retirement benefits other than the 401(k) plan.

10. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company's operations are conducted within one business segment and its customers are primarily companies engaged in the defense contractor industry located throughout the United States who have contracted for naval shipbuilding and related modification programs with the United States Government. During 1997, the Company had sales of 10% or more of total sales to two general contractors accounting for approximately $11,488,000 and $7,244,000 of revenues, respectively. The same two general contractors accounted for approximately $11,550,000 and $7,833,000 of revenues in 1996 and approximately $12,880,000 and $7,573,000 of revenues in 1995.

At March 31, 1997, approximately $1,909,000 (43%) of accounts receivable, including current retainage, are due from the above companies. The Company generally does not require collateral from its customers as progress billings are rendered to customers as the work is performed, which results in substantial receipt of

                      Westwood Corporation

10.  MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK (continued)

amounts due prior to the time the products are shipped. Credit losses relating to customers in the defense contractor industry have not been significant.

The Company has been dependent upon long-term switchgear contracts relating to major new shipbuilding programs for the bulk of its sales revenue. In recent years, one program has been a significant contributor to revenues, and this contract is scheduled for completion in 1998. The Company was not awarded a new contract related to this shipbuilding program in 1996. The loss of this contract will have a significant impact on the Company's future sales and earnings. The Company expects to become less dependent upon major long-term contracts as a result of increased sales of other products and acquisitions of other product lines and/or businesses.

11.  STATEMENT OF CASH FLOWS

Cash payments for interest were $87,000, $78,000 and $171,000 and income taxes were $1,120,000, $596,000 and $1,045,000 for 1997,
1996 and 1995, respectively.

12.  COMMON STOCK

The financial statements, including the earnings per share calculation, include the impact of three 10% stock dividends (with fractional shares rounded to the next highest share) approved by the Board of Directors of the Company on November 7, 1996, October 19, 1995, and November 17, 1994, respectively. These stock dividends resulted in an increase in the number of shares of common stock issued and outstanding by 558,251, 507,519 and 461,328 shares in 1997, 1996 and 1995, respectively.
Earnings and dividends paid per share have been retroactively restated for the years ended March 31, 1996 and 1995 to reflect the impacts of these stock dividends.

The Company has two stock option plans covering directors and employees, respectively. The plans initially permitted the granting of five-year options for up to 292,000 shares and 439,000 shares of the Company's common stock at fair market value for directors and employees, respectively. In September 1996, the Board of Directors authorized, and the shareholders approved

                      Westwood Corporation

12.  COMMON STOCK (continued)

on November 7, 1996, the extension of the directors' options to ten years. Vesting of the 292,000 directors' options occurred six months after the grant date. For the employee's plan, vesting occurs as follows:

               10% after               1 year
               15% after               2 years
               25% after               3 years
               25% after               4 years
               25% after               5 years

On September 3, 1996, the Board of Directors of the Company authorized, and the shareholders approved on November 7, 1996, the issuance of new director options for 220,000 shares of the Company's common stock with vesting occurring on these options at a 20% annual rate beginning September 3, 1997. The contractual life of the vested options extends 10 years beyond the annual vesting date.

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees"
(APB 25), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's director and employee stock options equal the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The effect of applying the fair value method of Statement 123 to the Company's option plans would result in net income and net income per share that are not materially different from the amounts reported in the Company's consolidated financial statements.

                      Westwood Corporation

12.  COMMON STOCK (continued)

Further information concerning the options is as follows:

                          Stock Options
                           Outstanding      Stock Options Vested
                       -------------------  --------------------
                                  Weighted             Weighted
                                  Average              Average
                                  Exercise             Exercise
                       Options     Price     Options    Price
                       -------------------   ------------------
At April 1, 1994       175,700     $2.27     117,000    $2.09

  Granted              191,600     $1.74
                       -------
At March 31, 1995      367,300     $1.99     175,700     $2.27

  Granted               58,600     $1.59
                       -------
At March 31, 1996      425,900     $1.94     234,200     $2.10

  GRANTED              220,000     $1.93
                       -------
AT MARCH 31, 1997      645,900     $1.94     312,800     $1.98
                       =======

No options were exercised, cancelled, or forfeited during the three-year period ending March 31, 1997. The number of options authorized and granted and the price per option have been adjusted to reflect the impact of the 10% stock dividends discussed above. The exercise price for options outstanding as of March 31, 1997 ranged from $1.59 to $2.63. The weighted average remaining contractual life of those options is 7.9 years.

13. SUBSEQUENT EVENT

On May 13, 1997, the Company purchased the assets and liabilities of TANO Automation, Inc.'s Marine Automation Control Division ("Marine Division") for a total purchase price of $2,500,000.
The Marine Division designs, manufactures, sells and services electrical automation and control systems for both military and

                      Westwood Corporation

13.  SUBSEQUENT EVENT (continued)

commercial ships and machinery plant automation and control systems. The transaction involved the payment of $2,000,000 in cash plus the signing of a 60-day noninterest bearing note of $500,000. The transaction is subject to certain purchase price adjustments which could potentially reduce the final purchase price. A $1,800,000 draw on NMP's revolving credit facility plus $654,000 in existing cash was advanced to the Company for the purchase of the Marine Division and for the payment of certain of the liabilities assumed.

On May 28, 1997, the Company purchased 100% of the issued and outstanding common stock of MC II Electric Company, Inc.
("MC II") for $2,000,000 in cash plus 125,000 shares of the Company's common stock. MC II designs, manufactures, sells, supports and rents diesel, gas, natural gas and turbine generator sets for both military and commercial applications. The transaction involved the payment of $500,000 on May 28 plus three noninterest-bearing annual installments of $500,000 each through May 28, 2000. The transaction was accounted for as a purchase and was funded by a $2,700,000 draw on NMP's amended revolving credit facility. On May 27, 1997, NMP amended its revolving credit facility to include a $2,000,000 term note bearing interest at prime plus 1/2% due August 27, 1997 and to reduce the maximum revolver portion of the credit facility to $2,500,000. The $2,700,000 was advanced to the Company for the purchase of MC II and for the payment of certain of the liabilities assumed.

                      Westwood Corporation

     Selected Quarterly Financial Information (Unaudited)

                                                Earnings Per
                        Gross       Net       Average Share of
              Sales     Profit     Income      Common Stock*
            ----------------------------------------------------
                  (In Thousands, except earnings per share)
1997:
  First      $7,789     $1,681      $347           $.06
  Second      8,288      1,938       437            .07
  Third       8,911      2,097       464            .08
  Fourth      8,420      2,282       383            .06

1996:
  First      $9,448     $1,595      $492           $.08
  Second      6,773      1,215       306            .05
  Third       5,985      1,163       192            .03
  Fourth      7,274      1,610       247            .04

1995:
  First      $7,095     $1,323      $333           $.05
  Second      7,930      1,591       450            .07
  Third       7,920      1,387       462            .07
  Fourth      8,983      1,697       380            .06

*Restated to reflect the impact of the 1997, 1996 and 1995, 10% stock dividends.

                      Westwood Corporation

   Schedule I - Condensed Financial Information of Registrant

                    Condensed Balance Sheets

                                                    March 31
                                                1997       1996
                                               -----------------
                                                 (In Thousands)
ASSETS
Current assets:
  Cash                                         $     2   $     5
  Receivable from subsidiaries                     140         -
  Prepaid expenses                                   -         1
                                               -----------------
Total current assets                               142         6

Notes receivable from subsidiaries                 951         -
Investment in subsidiaries                      12,486    10,194
                                               -----------------
Total assets                                   $13,579   $10,200
                                               =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Due to subsidiary                            $     -   $    97
  Accrued liabilities                              160        30
                                               -----------------
Total current liabilities                          160       127

Note payable to subsidiary                       1,944         -

Stockholders' equity:
  Common stock                                      18        17
  Capital in excess of par value                 4,627     3,511
  Retained earnings                              6,830     6,545
                                               -----------------
Total stockholders' equity                      11,475    10,073
                                               -----------------
Total liabilities and stockholders' equity     $13,579   $10,200
                                               =================

                      Westwood Corporation

   Schedule I - Condensed Financial Information of Registrant

                 Condensed Statements of Income
                                                March 31
                                          1997    1996    1995
                                         -----------------------
                                             (In Thousands)
Home office charge                       $  156  $  156  $  156
Equity in earnings of subsidiaries        1,659   1,195   1,593
General and administrative expense         (184)   (114)   (124)
                                         -----------------------
Net income                               $1,631  $1,237  $1,625
                                         =======================

               Condensed Statements of Cash Flows
                                               March 31
                                          1997    1996    1995
                                         -----------------------
                                             (In Thousands)
Cash flows provided by operating
  activities                             $  (136)  $ 71  $    7
Cash flow from investing activities:
  Purchase of company, less cash acquired   (815)     -       -
Cash flows from financing activities:
  Borrowings from subsidiaries             1,944      -       -
  Payments to subsidiaries                  (996)   (72)     (5)
  Dividends received from subsidiaries       229    208     189
  Dividends paid                            (229)  (208)   (189)
                                         -----------------------
Net increase (decrease) in cash               (3)    (1)      2
Cash at beginning of period                    5      6       4
                                         -----------------------
Cash at end of period                    $     2  $   5  $    6
                                         =======================

Notes to Condensed Financial Information

A - BASIS OF PRESENTATION - In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisitions. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

                      Westwood Corporation

         Schedule II - Valuation and Qualifying Accounts
                                           Amounts      Amounts
                            Balance at     Assumed      Charged                 Balance at
                            Beginning        in        (Credited)                 End of
      Description           of Period    Acquisition   to Expenses  Deductions    Period
------------------------------------------------------------------------------------------
                                     (In Thousands)
Year ended March 31, 1997:
  Allowance for doubtful
   accounts                   $  25          19          $   -         $ -        $  44
  Reserves for inventory        520          40            290           -          850

Year ended March 31, 1996:
  Allowance for doubtful
   accounts                      25           -              -           -           25
  Reserves for inventory        495           -             25           -          520

Year ended March 31, 1995:
  Allowance for doubtful
   accounts                      25           -              -           -           25
  Reserves for inventory        335           -            160           -          495