Form 10-K405/A
period 1997-03-31
WESTWOOD CORP/NV/
filed 1997-07-29
CIK 876884

FILED: July 29, 1997

                           FORM 10-K/A

                         AMENDMENT NO. 1


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1997

                Commission file number:  0-19381


                      WESTWOOD CORPORATION
     (Exact name of Registrant as specified in its charter)


          Nevada                              87-0430944
          ------                              ----------
  (State or other jurisdiction              (IRS Employer
of incorporation or organization)        Identification No.)


5314 South Yale, Suite 1100, Tulsa, Oklahoma             74135
--------------------------------------------             -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 918/524-0002

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


               DOCUMENTS INCORPORATED BY REFERENCE

Part I (Items 1, 2, 3 and 4), Part II (Items 5, 6, 7, 8 and 9) and Part IV (Item 14) are incorporated by reference from the Form 10-K filed by the Registrant on June 30, 1997.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

     As of March 31, 1997, the Board of Directors consisted of Ernest H. McKee, Paul R. Carolus, Richard E. Minshall and Anthony Pantaleoni, who have all served since March of 1988. Each of these Directors are nominated for re-election as Directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

                Executive Officers and Directors

     Name                    Age                  Position
     ----                    ---                  --------

Ernest H. McKee              59            President and Chairman
                                             of the Board

Paul R. Carolus              64            Secretary-Treasurer,
                                             Chief Financial
                                             Officer and Director

Richard E. Minshall          59            Director

Anthony Pantaleoni           58            Director


     Ernest H. McKee, age 59, has served as President, Chief
Executive Officer, and Chairman of the Board of Directors of both
Westwood Corporation and NMP Corp. since 1988.

     Paul R. Carolus, age 64, has served as Secretary-Treasurer,
Chief Financial Officer, and a Director of both Westwood
Corporation and NMP Corp. since 1988.  Mr. Carolus is a Certified
Public Accountant, and a member of the American Institute of Certified Public Accountants.

     Richard E. Minshall, age 59, has served as a Director of both Westwood Corporation and NMP Corp. since 1988. Mr. Minshall is President and Chairman of the Board of Directors of Capital Advisors, Inc. of Tulsa, Oklahoma. Mr. Minshall is a Director of AAON, Inc. Mr. Minshall is a member of the Oklahoma Society of Financial Analysts and the Oklahoma Bar Association.

     Anthony Pantaleoni, age 58, has served as a Director of both Westwood Corporation and NMP Corp. since 1988. Mr. Pantaleoni is a member of the law firm of Fulbright & Jaworski L.L.P., New York, New York. Mr. Pantaleoni is a Director of Universal Health Services, Inc., AAON, Inc., and Faircom, Inc.

     The Board of Directors presently has no standing committees.
During the fiscal year ended March 31, 1996, the Board had four meetings. Each Director attended all meetings.


ITEM 11.     EXECUTIVE COMPENSATION
-----------------------------------

     The following Tables I through III present information concerning the cash compensation and stock options provided to Messrs. McKee and Carolus. The notes to these tables provide more specific information regarding compensation. Ernest H. McKee and Paul R. Carolus are the only Executive Officers of the Company. No other persons are considered to be executive officers or received compensation in excess of $100,000 for the fiscal year ended March 31, 1997.

                                         TABLE I

                                SUMMARY COMPENSATION TABLE

                                  Annual Compensation (a)     Long-Term Compensation
                               -----------------------------  ------------------------
                                                    Other
                                                    Annual    Securities     All Other
Name and                                            Compen-   Underlying     Compen-
Principal Position    Year     Salary    Bonus     sation(b)   Options       sation(c)
------------------    ----     ------    -----     ---------  ----------     ---------
Ernest H. McKee       1997    $150,000  $150,000      --      55,000 (d)      $4,500
 Chief Executive      1996     150,000   125,000      --      14,641 (e)       4,500
 Officer              1995     150,000   125,000      --      14,641 (e)       4,500

Paul R. Carolus       1997    $ 90,000  $ 90,000      --      55,000 (d)      $4,500
 Chief Financial      1996      90,000    75,000      --      14,641 (e)       4,500
 Officer              1995      90,000    75,000      --      14,641 (e)       2,700

     (a) Amounts shown include cash compensation earned by Executive Officers.

     (b) The value of other benefits to any Officer during fiscal year 1997 did not exceed the lesser of $50,000 or 10% of the Officer's total annual salary and bonus or fall within any other category requiring inclusion.

     (c) Amounts contributed to the Company's 401K Plan on behalf of the named Executive Officer.

     (d) Represents the issuance of a one-time grant of an Option on September 3, 1996, as automatically adjusted by the stock dividend occurring on December 22, 1996, which Option shall vest at twenty percent (20%) per year on the anniversary date of such grant.

     (e)     Represents the issuance of Options on March 20,
1995, and March 20, 1996, as adjusted by 10% stock dividends occurring on December 22, 1995, and December 22, 1996.


                                                TABLE II

                            OPTION GRANTS IN LAST FISCAL YEAR
                                                              Gains based on Assumed Rates
                                                              of Stock Price Appreciation
                                                                   for Option Term(a)
                                                              ----------------------------
                     Number of     Percent of
                     Securities   Total Options   Exercise/
                     Underlying    Granted to     Base Price           Assumed    Assumed
                      Options     Employees in    per share    Exp.      Rate        Rate
Name                 Granted(b)   Fiscal Year     09/03/96     Date      5% (d)   10% (d)
------------------   ----------   -------------   ----------   ----    --------   --------
Ernest H. McKee       55,000           25%          $2.125     (c)       $-0-       $-0-
Paul R. Carolus       55,000           25%          $2.125     (c)       $-0-       $-0-

All Stockholders:
  6,264,933 shares
  outstanding at
  March 31, 1997       N/A             N/A           N/A       N/A        N/A        N/A

     (a) The potential gain is calculated from the closing price of Common Stock on September 3, 1996, the date of the one-time grant to Executive Officers. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

     (b) On September 3, 1996, each of the Executive Officers received a one-time grant of an Option to acquire 55,000 shares (as automatically adjusted for the stock dividend occurring on December 22, 1996) of the Company's Common Stock at an exercise price of $2.125 per share, which was the NASDAQ closing share price on the date of the grant ($1.93 per share, as automatically adjusted for the stock dividend occurring on December 22, 1996). Each Executive Officer will automatically vest in the Option at the rate of 20% per year, on the anniversary date of the Option grant.

     (c) The one-time grant of an option vests at 20% per year on the anniversary date of the grant; accordingly, each grant shall vest 20% on each of September 3, 1997, 1998, 1999,

2000 and 2001. The grants are not exercisable prior to six (6) months from the vesting date of any 20% increment thereof, and expire ten (10) years from such vesting date.

     (d) As set forth in Note (c) above, none of the Options have vested as of March 31, 1997, or the date of this report.

                                        TABLE III

                               AGGREGATED OPTION EXERCISES
                                 IN LAST FISCAL YEAR AND
                              FISCAL YEAR-END OPTION VALUES
                                                    Number of          Value of Unexercised
                                               Unexercised Options     In-the-Money Options
                                                at March 31, 1997       at March 31, 1997
                                               --------------------    --------------------

                                                 Exer-      Unexer-      Exer-      Unexer-
                    Acquired on      Value      cisable     cisable     cisable     cisable
Name                Exercise        Realized      (a)         (b)         (a)         (b)
----------------    -----------     --------    -------     -------     -------     -------
Ernest H. McKee         $0             $0       73,205      55,000        $0          $0
Paul R. Carolus          0             $0       73,205      55,000        $0          $0

     (a) Represents grants of Options to acquire 14,641 shares on March 20, 1992, March 30, 1993, March 20, 1994,
March 20, 1995, and March 20, 1996, to Messrs. McKee and Carolus pursuant to the 1992 Directors' Stock Option Plan, as amended on October 28, 1993 (the "Directors' Plan"). The shares issued under these Options have been automatically adjusted as a result of 10% stock dividends occurring on December 22, 1993, December 22, 1994, December 22, 1995, and December 20, 1996.
The exercise prices of the 1992, 1993, 1994, 1995 and 1996 Option grants were $3.00, $3.125, $3.50, $2.25 and $1.75 per share, respectively, which were the NASDAQ closing prices on the date of the grants ($2.05, $2.13, $2.63, $1.86 and $1.59 per share, respectively, after automatic adjustment for the 10% stock dividends occurring on December 22, 1993, 1994, 1995 and 1996). The Options became exercisable six (6) months after the date of the grants, and will expire ten (10) years from the date of grant.

     (b) On September 3, 1996, an additional one-time grant of an Option to acquire 55,000 shares (as adjusted for the 10% stock dividend occurring on December 22, 1996) was made to each of Messrs. McKee and Carolus pursuant to the Directors' Plan. The exercise price of these Option grants was $2.125 per share, which was the NASDAQ closing price on September 3, 1996. These Options will vest at the rate of 20% (11,000 shares) per year on each of September 3, 1997, 1998, 1999, 2000 and 2001.

     The Company maintains a 401K Plan which was effective January 1, 1989, and is available for participation by all NMP Corp. employees without minimum age or service requirements.
Each participating employee can defer up to 17% of his annual compensation to a specified limit. The Company matches 100% of the employee's deferrals, with such matching contributions not to exceed 3% of the employee's annual compensation. The Company's total contributions to the Plan for fiscal year 1997 were $122,000.

     Directors' fees are payable to each Director for attendance at all regular and special board meetings for the Company and NMP Corp. Messrs. McKee and Carolus, although Directors of each company, are not paid Directors' fees. Richard E. Minshall and Anthony Pantaleoni, the Company's outside Directors, have each been paid the sum of $6,000 for attendance at board meetings during the fiscal year ended March 31, 1997. Compensation of $1,500 per meeting to the outside Directors was originally determined as part of the Company's acquisition of NMP Corp. in March of 1988, and has continued thereafter to provide some compensation for the efforts and time expended by Messrs. Minshall and Pantaleoni. While there are only four to six scheduled meetings of the Board of Directors in Tulsa, Oklahoma, on a yearly basis, there generally is a substantial number of communications by and between the Directors throughout the course of the year which are not in any way compensated.

                     Stock Performance Graph

     The following graph compares the Company's five-year cumulative total return to the NASDAQ U.S. Stock Index and the S&P Electronic Defense Index over a period beginning on March 31, 1992, and ending on March 31, 1997. The total stockholder return assumes $100 invested on March 31, 1992, in the Company and each of the Indexes shown. It also assumes reinvestment of all dividends.

     The Company is in a unique industry which has few competitors manufacturing electrical switching panel boards, switchboards, and electronic components used primarily on naval combat vessels. The Company's two primary competitors are not publicly traded on any U.S. Stock Market and therefore, no financial data is offered for comparative purposes.

     With the acquisition of E. Systems, Inc. in mid-1995 and Loral Corp. in January of 1996, the S&P Electronic Defense Index is now composed solely of one company, EG&G, Inc. The public acquisitions of E. Systems, Inc. and Loral Corp., at substantial premiums over the then trading prices of these companies, has, in the Company's opinion, resulted in a substantial inflation of the performance of the S&P Electronic Defense Index for the period March 31, 1995 through March 31, 1996. Moreover, since the Defense Index contains only one company, it is not actually representative of an industry group or segment. The Company has explored other possible indexes for purposes of future reporting, but does not believe that any existing industry segment index provides meaningful comparisons as of this date.

     Price performance of the Company's Common Stock may be affected by many factors other than earnings, including the small capitalization of the Company, limited availability of public float, and the relatively small number of market makers in the Company stock. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                            TABLE IV

        COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
       AMONG WESTWOOD CORPORATION, NASDAQ U.S. STOCK INDEX
               AND S&P ELECTRONIC DEFENSE INDEX**

Measurement Period      Westwood     NASDAQ U.S.   S&P Electronic
Fiscal Year Covered)   Corporation   Stock Index   Defense Index
--------------------   -----------   -----------   --------------
March 31, 1992            $100          $100           $100
FYE 03/31/93               101           112            111
FY3 03/31/94               111           127            136
FYE 03/31/95                79           129            132
FYE 03/31/96                81           170            250
FYE 03/31/97                72           194            316

Assumes $100 invested on March 31, 1992, in Westwood Common
Stock, NASDAQ U.S. Stock Index and S&P Electronic Defense Index.

*     Total Returns assumes reinvestment of dividends.
**     Fiscal Year ended March 31, 1997

                       Compensation Report

     The Board of Directors is responsible for setting the policies that govern the Company's compensation programs, administering the Company's stock option plans, and establishing the cash compensation of Executive Officers. Due to its small size, the Board has determined that a Compensation Committee is not needed and all matters of compensation for Executive Officers is determined by the Board as a whole. Generally, compensation matters are considered by the Board in March of each year when sufficient financial information is available for the Board to review projected year-end results. As discussed below, the two primary compensation issues determined by the Board are: (i) the annual renewal of the existing employment agreements with Messrs. McKee and Carolus, and (ii) the award of bonus compensation.

     While the Board reviews the financial performance of the Company on an annual basis in connection with its compensation review, such policies of the Board are informal and are, to a large part, subjective. Based on the particular nature of the Company's primary business, the manufacture of electrical switchboards for the United States Navy, the Company is, in reality, a niche manufacturer with very few competitors or comparable companies located in the industry. The Company has only two primary competitors, neither of which have publicly available financial information regarding assets, earnings, or compensation arrangements for their Executive Officers.
Moreover, the Company's peer group, for purposes of the Performance Chart, offers little assistance in the comparison of executive compensation. When the Company selected the S&P Electronic Defense Index, five corporations made up the Index, of which only one remains, EG&G, Inc. EG&G, Inc. is a much larger corporation in regard to asset size, sales, employee size, and other quantifiable factors.

     The Board's determination of executive compensation is centered on six factors, including:

     1.     Earnings per share;

     2.     Enhancement of net worth;

     3.     Backlog/development of defense contracts;

     4.     Reputation for quality;

     5. Expansion of product base and services, including development of new generation electronic devices, within the defense industry; and,

     6. Diversification into commercial, non-defense related, products.

     The Board has no quantifiable compensation formulas or policies based on the six factors set forth above. For example, the annual salaries of Messrs. McKee and Carolus were increased only once during the fiscal year 1988 through fiscal year 1994 even though the Company's net worth and earnings per share continued to grow annually during that period. The salaries of Messrs. McKee and Carolus have remained the same for the last four fiscal years of the Company. The bonus compensation of Messrs. McKee and Carolus for fiscal years ending 1995 and 1996 was reduced from prior levels in recognition of slightly decreased net earnings during those time periods. The decreases in bonus compensation were in recognition of the tightening economic conditions in the defense industry. The amount of the reduction in bonus compensation was not based on a formula, nor was it based on an equivalent percentage determined by the smaller earnings of fiscal year 1996 as compared to fiscal year 1995. For the fiscal year ended March 31, 1997, Messrs. McKee and Carolus were awarded bonus compensation of $150,000 and $90,000 respectively, which was the same bonus amounts awarded for fiscal years 1988 through 1994, which represents a 20% increase over the two prior fiscal years. Reasons for the increases in bonus compensation included improvements in net earnings, the continued growth of the asset base of the Company and recognition of the substantial efforts Messrs. McKee and Carolus in dealing with the business and economic effects of the loss of the Destroyer program and continued efforts in diversification into commercial and related defense segments.

     The employment contracts for Messrs. McKee and Carolus were negotiated in March of 1988, upon the acquisition of NMP Corp. The initial salary structures were determined in accordance with general salary levels in the Tulsa area at such time, and were based primarily upon the individual expertise, management and technological skills, experience and industry relationships of each of Messrs. McKee and Carolus.

     The Board believes that a significant method of providing additional incentive compensation to its Officers is through the annual bonus. As stated above, the salaries of Messrs. McKee and Carolus have been increased only once, and these salaries have remained the same since 1991. Messrs. McKee and Carolus, as Directors of the Company, also participate in options granted pursuant to the Directors' Plan, along with each of the other two Directors. However, as set forth in Tables II and III hereof, participation in the Directors' Plan cannot be said to provide an adequate incentive or award for the services of the Company's Officers.

     The Directors' Plan, which was adopted by the Shareholders of the Company in 1992, provided for the issuance of options to acquire 14,641 shares of the Company's common stock to Directors of the Company annually for a five-year period at an exercise price which is equal to the reported closing price of NASDAQ on the date of grant. In 1996, the Directors' Plan was amended to provide for the one-time grant of an option to acquire 55,000 shares (as adjusted for the 10% stock dividend occurring on December 20, 1996) of the Company's Common Stock at an exercise price which is equal to the reported closing price of NASDAQ on September 3, 1996. The option vests 20% of the 55,000 shares on each of September 3, 1997, 1998, 1999, 2000 and 2001. The
Directors' Plan is automatic in that the amount of the grants and the computation of the exercise price are fixed by the Plan previously adopted by the Shareholders and no action by the Board of Directors is required to perfect the award. It was originally designed as an incentive to maintain appropriate members on the Board and to induce others to become members of the Board should that be in the best interest of the Company's shareholders.

                       Stock Option Plans

Incentive and Non-Qualified Stock
Option Plan of Westwood Corporation
-----------------------------------

     On March 20, 1992, the Board of Directors of the Company adopted the Incentive and Non-Qualified Stock Option Plan (the "Incentive Stock Option Plan"), which was approved by the Stockholders of the Company at the Annual Meeting held
September 24, 1992. The Incentive Stock Option Plan is intended to assist the Company in securing and retaining key employees by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non-qualified options to full-time employees of the Company and its subsidiaries. Incentive stock options granted under the Incentive Stock Option

Plan are intended to be "Incentive Stock Options" as defined by
Section 422 of the Internal Revenue Code.

     The Incentive Stock Option Plan originally provided that 300,000 shares of Common Stock were reserved for issuance upon exercise of options to be granted under the Incentive Stock Option Plan. The Incentive Stock Option Plan was automatically adjusted as a result of the 10% stock dividends occurring on December 22, 1993, December 22, 1994, December 22, 1995, and December 22, 1996. A total of 439,230 shares are now reserved for issuance under its terms. The Incentive Stock Option Plan is administered by the Board of Directors, which determines who shall receive options, the number of shares of Common Stock that may be purchased under options, the time and manner of exercise of options and option prices. The term of options granted under the Incentive Stock Option Plan may not exceed ten years (five years in the case of an incentive stock option granted to an optionee owning more than 10% of the voting stock of the Company (a "10% Holder")). The price for incentive stock options shall not be less than 100% of the "fair market value" of the shares of Common Stock at the time the Option is granted; provided, however, that with respect to an incentive stock option, in the case of a 10% Holder, the purchase price per share shall be at least 110% of such fair market value. The price for non-qualified options shall not be less than 75% of the "fair market value" of the shares of Common Stock at the time the option is granted. The aggregate fair market value of the shares of Common Stock as to which an optionee may exercise incentive stock options may not exceed $100,000 in any calendar year. Payment for shares of Common Stock purchased upon exercise of options is to be made in cash, check or other instrument, but in the discretion of the Board of Directors, may be made by delivery of other shares of Common Stock of the Company.

     Under certain circumstances involving a change in the number of outstanding shares of Common Stock without the receipt by the Company of any consideration therefor, such as a stock split, stock consolidation or payment of a stock dividend, the class and aggregate number of shares of Common Stock in respect of which options may be granted under the Incentive Stock Option Plan, the class and number of shares subject to each outstanding option and the option price per share will be proportionately adjusted. In addition, if the Company is involved in a merger or consolidation, the options granted under the 1992 Stock Option Plan will be adjusted proportionately.

     An option may not be transferred other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order and, during the lifetime of the option holder, may be exercised only by such holder.

     The Incentive Stock Option Plan will terminate on
September 24, 2002, and may be terminated at any time prior to that date by the Board of Directors.

     On November 17, 1994, the Board of Directors approved the total issuance of options entitling key employees to obtain, in the aggregate, 133,100 shares of the Company's Common Stock (as adjusted by the 10% stock dividends occurring on each of December 22, 1994, December 22, 1995, and December 22, 1996), with said amount being issued to nine (9) employees as determined by the Board of Directors. For purposes of determining distributions and provisions of the stock option issuances to employees, Messrs. McKee and Carolus noted that they did not plan to participate in any way in the Incentive Stock Option Plan and therefore all Directors served to determine those individuals entitled to stock options. The issuance of the options to employees on November 17, 1994, contained an exercise price of $2.25 per share, which was the NASDAQ closing share price as of that date ($1.69 per share after automatic adjustment for the 10% stock dividends occurring on December 22, 1994, December 22, 1995, and December 22, 1996). Options granted to employees on November 17, 1994, are exercisable for a period of five (5) years except that no option may be exercised during the first six months following the date of the grant. In the event of any of the employees' termination, for any reason, the options held on the date of termination may be exercised in whole or in part at any time within one (1) year after the date of termination.
Eight (8) employees received options to acquire 13,310 shares with the Director of Engineering receiving options for 26,610 shares. Two of the employees receiving options, Michael A. and Matthew E. McKee, are sons of Ernest H. McKee. The Options issued were adjusted as a result of the 10% stock dividends occurring on December 22, 1994, December 22, 1995, and
December 22, 1996, as set forth in the Incentive Stock Option Plan. There have been no additional issuances of options under the Incentive Stock Option Plan since November 17, 1994.

Directors' Stock Option Plan
----------------------------

     On March 20, 1992, the Board of Directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") which was approved by Stockholders of the Company at the Annual Meeting held September 24, 1992. The Directors' Plan originally provided for the issuance of up to 100,000 shares of Common Stock. An additional 100,000 shares were authorized for issuance under the Directors' Plan by the Stockholders on October 28, 1993. On March 20, 1996, grants of options to acquire 14,641 shares of the Company's Common Stock were issued to each of the Directors of the Company pursuant to the terms of the Directors' Plan, which represented the final options reserved under the October 28, 1993 authorization.

     In 1996, the Directors' Plan was amended (the "1996 Amendment"), as approved by the Shareholders of the Company at the Annual Meeting, to provide for the one-time grant of an option to acquire 50,000 shares of the Company's Common Stock at $2.125 per share. The 1996 Amendment imposed a vesting schedule which vests 20% of the 50,000 shares on each of September 3, 1997, 1998, 1999, 2000 and 2001. Additionally, the 1996
Amendment increased the term of the Options granted pursuant to the Directors' Plan to ten (10) years from the grant date of each Option and, with respect to the one-time grant of an Option to purchase 50,000 shares, ten years from the vesting date of any 20% increment thereof. Finally, the 1996 Amendment increased the number of shares available under the Directors' Plan by an additional 200,000 shares from 266,200 to 466,200.

     The Directors' Plan was automatically adjusted as a result of the 10% stock dividends occurring on December 22, 1993, December 22, 1994, December 22, 1995, and December 22, 1996. A total of 512,820 shares are now reserved for issuance under its terms.

     All members of the Board of Directors received the grant of an Option to acquire 50,000 shares of the Company's common stock at an exercise price of $2.125 per share, which was the NASDAQ closing share price as of September 3, 1996. Each Director will automatically vest in the Option at the rate of 20% per year, on the anniversary date of the Option grant, based upon specific criteria set forth in the Directors' Plan. Prior to the 1996 Amendment, each Director received an initial grant of an Option to purchase 14,641 shares of Common Stock, and was granted additional Options to purchase 14,641 shares of Common Stock on March 30, 1993, March 20, 1994, March 20, 1995, and March 20,
1996. The annual vesting in 20% of the one-time grant is an automatic provision of the Plan previously approved and does not require the vote of the Directors. Moreover, the exercise price is also an automatic provision previously approved by the shareholders which sets the price equal to the closing share price as determined on NASDAQ on the date of grant.

     All options granted are exercisable six months after the grant date, and shall expire ten years after the grant date, except in the case of a Director's death or permanent disability, upon which event the options immediately vest and are exercisable for a period of one year thereafter and then would terminate. If a Director's membership on the Board of Directors terminates for any reason, any option held on such date may be exercised any time within one year after the date of termination, unless the option terminates sooner by its terms.

     The Directors' Stock Option Plan was originally adopted to provide additional incentive to Directors of the Company, the benefits of which would be tied directly to stock performance of the Company. Moreover, it is hoped that the Plan could partially compensate the two outside Directors, Messrs. Minshall and Pantaleoni, both of whom are professionals, for the considerable amount of consulting and communication time spent by them outside of any Board meeting. While compensated at the rate of $1,500 per Board meeting, this compensation only applies when they are actually in attendance at a Board meeting in Tulsa, Oklahoma. They are not otherwise compensated for their additional efforts during the year. Additionally, Ernest H. McKee and Paul R. Carolus, do not participate in the Company's Incentive and Non-Qualified Stock Option Plan. The only Options received by Messrs. McKee and Carolus are as part of the Directors' Stock Option Plan.

     When originally instituted in 1992, an average trading price for Common Stock of the Company was approximately $3.00 per share and it was hoped that the price per share of the Common Stock would grow by approximately 10% per year, which would result in a potential gain to each Director of approximately $3,000 on an annual basis. However, as of the date hereof, none of the Options issued to Directors over the last five years have resulted in any gain and none have been exercised.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT
----------------------------------------------------------------

     The following table sets forth information regarding the ownership of the Company's Common Stock by (i) each beneficial owner of more than 5% of the outstanding Common Stock, (ii) each Director, (iii) the Chief Executive Officer and the Chief Financial Officer, and (iv) the Executive Officers and Directors as a group. The information is given as of March 31, 1997. Unless otherwise indicated, each of the Stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Owner or              Number of Shares      Percent of
Identity of Group            Options(a)    Total    Outstanding
-----------------            ----------    -----    -----------
Ernest H. McKee               128,205    1,447,582     25.0%
2902 E. 74th Street
Tulsa, Oklahoma  74136

Paul R. Carolus               128,205      346,019      5.6%
8511 South Canton Avenue
Tulsa, Oklahoma  74137

Robert E. Lorton                   --      316,810      5.0%
1440 South Owasso Avenue
Tulsa, Oklahoma  74120-5609

William J. Preston                 --      598,598      9.6%
1717 Woodstead Court
The Woodlands, Texas  77380

Richard E. Minshall           128,205      213,719(b)   3.4%
320 South Boston Avenue
Suite 1300
Tulsa, Oklahoma  74103

Anthony Pantaleoni            128,205      103,612(c)   1.7%
666 Fifth Avenue
New York, New York  10103





Kennedy Capital
  Management, Inc.                 --      522,769(d)   8.3%
Gerald T. Kennedy, President
425 N. New Ballas Road
Suite 181
St. Louis, Missouri  63141

All Executive Officers
  and Directors
  as a Group (4 persons)       512,820   2,110,932     33.6%

     (a) Includes Company stock options that vest on September 3, 1997, but are not exercisable until March 3, 1998.

     (b) Includes 103,603 shares of Common Stock owned beneficially by Mr. Minshall individually; 4,882 shares owned beneficially by Mr. Minshall's wife; 91,394 shares held beneficially by Capital Advisors, Inc., and 10,840 shares owned by Minshall & Company, Inc. Mr. Minshall is the Chief Executive Officer and controlling shareholder of Capital Advisors, Inc., and Minshall & Company, Inc.

     (c) Includes 51,550 shares of Common Stock owned beneficially by Mr. Pantaleoni, and an aggregate of 52,062 shares held equally in two trusts for the benefit of Mr. Pantaleoni's children (Mr. Pantaleoni disclaims beneficial ownership of these shares).

     (d)     Represents Common Stock held in Discretionary
Investment Advisory Accounts in a fiduciary capacity for investment purposes. Mr. Gerald T. Kennedy serves as President of Kennedy Capital Management, Inc., and is responsible for its investment decisions.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

     Messrs. McKee and Carolus have employment contracts with NMP Corp. through March 2000. These contracts, as amended in March 1997, provide for a base salary of $150,000 for Mr. McKee and $90,000 for Mr. Carolus. Bonus provisions are subject to the discretion of the Board of Directors of NMP Corp. Both contracts provide for other benefits to these individuals, including Company owned automobiles, club memberships, and reimbursement of business expenses. Although both contracts can be terminated by the Board of Directors of NMP Corp., at its discretion, each contract provides for continued salary payments through March of 2000.

     On February 1, 1991, after approval by the Board of Directors, NMP Corp. loaned Ernest McKee the sum of $315,000 pursuant to a secured promissory note and related pledge agreement. At the time the loan was made, the 333,334 shares of common stock owned by Mr. McKee, and pledged as collateral for the repayment of this loan, had a value approximately three times greater than the loan amount made available to him. Mr. McKee has made annual interest and principal payments on this indebtedness as agreed. The remaining principal balance, due March 31, 1998, is $50,000. Interest accrues on the principal balance at a rate equal to the Company's borrowing rate, currently New York Prime plus 1/4%. As of March 31, 1997, the 333,334 shares pledged by Mr. McKee had a value in excess of eleven times the principal amount of his indebtedness. The Board believes that the loan was made on a fair basis to Mr. McKee and the Company.

     Minshall & Company, Inc., provides services to the Company and its wholly-owned subsidiary, NMP Corp., in regard to public news releases and public relations matters. A fee of $1,500 per month is paid to Minshall & Company, Inc., for these services. For the fiscal year ended March 31, 1997, the total sum of $18,000 was paid to Minshall & Company, Inc., in connection with these services.

     Michael A. McKee, the son of Ernest H. McKee, has served as the Company's Program Manager for RoxSystem products and applications, and was named President of RoxCorp. upon its formation in February of 1997. For the Company's fiscal year ending March 31, 1997, Michael A. McKee received salary of
$71,600 and bonus compensation of $25,000. Three other family members of Ernest H. McKee, including a son, daughter, and son-in-law, are also employed at NMP at salaries commensurate with their duties and at comparable rates with other employees of the Company.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WESTWOOD CORPORATION



                                 By:  /s/  Ernest H. McKee
                                    ----------------------------
                                    Ernest H. McKee, President


DATE:     July 28, 1997