Form 10-Q
period 1997-06-30
WESTWOOD CORP/NV/
filed 1997-08-14
CIK 876884

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.   20549

                            FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

                                or

[   ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ____________

Commission File Number:     0-19381

                       WESTWOOD CORPORATION
      (Exact name of registrant as specified in its charter)

          Nevada                                  87-0430944
-------------------------                     -------------------
(State or other juris-                        (I.R.S. Employer
diction of incorporation)                     Identification No.)

5314 South Yale, Suite 1100, Tulsa, Oklahoma              74135
--------------------------------------------           ----------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (918)524-0002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 [ X ]  Yes            [   ]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common                 Outstanding at August 14, 1997
-----------------------------      ------------------------------
Common Stock, $.003 par value                 6,264,933

                              INDEX
                              -----

                                                         Page No.
                                                         --------

Part I    Financial Information:

          Consolidated Balance Sheets as of
          June 30, 1997 and March 31, 1997                   1

          Consolidated Statements of Income for the
          First Quarter ended June 30, 1997 and 1996         3

          Consolidated Statements of Cash Flows for the
          nine months ended June 30, 1997, and 1996          4

          Notes to Consolidated Financial Statements         5

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations      7

Part II   Other Information:

          Item 1.   Legal Proceedings  (None)

          Item 2.   Changes in Securities  (None)

          Item 3.   Defaults Upon Senior Securities  (None)

          Item 4.   Submission of Matters to a Vote of
                    Security Holders  (None)

          Item 5.   Other Information                        9

          Item 6.   Exhibits and Reports on Form 8-K         9

Signatures                                                   9

                  PART I - FINANCIAL INFORMATION

                       WESTWOOD CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (In Thousands)
                                              June 30   March 31
                                                1997      1997
                                              ------------------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                   $   287   $  1,165
  Accounts receivable (including retainage
    receivable of $625,000 at June 30, 1997,
    and $767,000 at March 31, 1997) net of
    allowance for doubtful accounts             4,656      4,485
  Income Tax Receivable                           228          -
  Note receivable - Officer                        52         51
  Costs and estimated earnings in excess of
    billings on uncompleted contracts           1,366        332
  Inventories:
    Raw materials and purchased parts           5,261      4,605
    Work-in-process                             3,439      1,210
                                               ------     ------
                                                8,700      5,815
  Prepaid expenses                                208        220
  Current deferred income taxes                   335        553
                                               ------     ------
Total current assets                           15,832     12,621

Plant and equipment, at cost:
  Leasehold improvements                        1,630        768
  Machinery and equipment                       4,884      3,733
  Patterns and tools                              359        383
                                               ------     ------
                                                6,873      4,884
Accumulated depreciation                       (3,156)    (2,588)
                                               ------     ------
                                                3,717      2,296
Other assets:
  Drawings (net)                                   14         19
  Long-term accounts receivable, retainage        973        980
  Deferred charges & other                        440        240
  Goodwill (net)                                3,281          -
                                               ------     ------
                                                4,708      1,239
                                               ------     ------
Total assets                                  $24,257    $16,156
                                               ======     ======

See accompanying notes.

                       WESTWOOD CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (In Thousands)
                                              June 30   March 31
                                                1997      1997
                                              ------------------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $ 2,451    $   886
  Income taxes payable                              -        612
  Accrued liabilities                           1,387        671
  Accrued rent                                     81         81
  Billings in excess of costs and estimated
    earnings on uncompleted contracts           1,633      1,087
  Current portion of long-term debt:
    Payable to bank                             2,700          -
    Note payable                                   47         47
                                               ------     ------
                                                2,747         47
                                               ------     ------
Total current liabilities                       8,299      3,384

Accrued rent                                      283        325

Long-term debt:
  Payable to bank                               2,000          -
  Note payable                                    588        600
  Installments payable                          1,263          -
                                               ------     ------
                                                3,851        600
                                               ------     ------
Deferred income taxes                             363        372

Stockholders' equity:
  Preferred stock, 5,000,000 shares
    authorized, $.001 par value, no
    shares issued and outstanding                   -          -
  Common stock, 20,000,000 shares
    authorized, $.003 par value,
    6,264,933 and 6,139,933 shares
    issued and outstanding at June 30, 1997,
    and March 31, 1997, respectively                19        18
  Capital in excess of par value                 4,806     4,627
  Retained earnings                              6,636     6,830
                                                ------    ------
Total stockholders' equity                      11,461    11,475
                                                ------    ------
Total liabilities and stockholders' equity     $24,257   $16,156
                                                ======    ======

See accompanying notes.

                       WESTWOOD CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands)
                                            First Quarter Ended
                                                  June 30
                                             1997         1996
                                            -------------------
                                                (Unaudited)
Sales                                       $6,574       $7,789

Cost of sales                                5,393        6,108
                                             -----        -----
Gross profit                                 1,181        1,681

Operating expenses:
  Selling, general & administrative          1,140        1,097
  Special charge (See Note D)                  210            -
                                             -----        -----
                                             1,350        1,097

Operating income (loss)                       (169)         584

Other income (expense):
  Interest expense                             (66)         (31)
  Other income                                  20            6
                                             -----        -----
                                               (46)         (25)
                                             -----        -----
Income (loss) before taxes                    (215)         559

Provision (benefit) for income taxes           (82)         212
                                             -----        -----
Net income (loss)                           $ (133)      $  347
                                             =====        =====

Earnings (loss) per share (Note B)          $(.021)      $ .056

Cash dividends per share                    $ .010      $  .009













See accompanying notes.

                       WESTWOOD CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)
                                            Three Months Ended
                                                  June 30
                                             1997        1996
                                            ------------------
                                               (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                           $  (133)  $   347
Adjustments to reconcile net income
  (loss) to cash used in operations:
Depreciation and amortization                   184       144
Amortization of Goodwill                         19         -
Deferred income taxes                           209       (10)
Cash flows impacted by changes in:
  Accounts receivable                         1,351    (2,661)
  Costs and estimated earnings in excess
    of billings on uncompleted contracts       (773)      588
  Inventories                                  (652)   (1,604)
  Prepaid expenses                               24      (233)
  Long-term accounts receivable, retainage        7       240
  Deferred charges                             (172)      (56)
  Accounts payable                              586        66
  Accrued liabilities                          (196)      (33)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts           340     1,319
  Income taxes payable/receivable              (783)      (73)
  Other                                        (102)       (2)
                                             ------    ------
Net cash used in operating activities           (91)   (1,968)
INVESTING ACTIVITIES
Purchase of plant and equipment                 (44)      (86)
Acquisition of Roflan                             -      (990)
Acquisition of TANO                          (2,000)        -
Acquisition of MCII                            (500)        -
                                             ------    ------
Net cash used in investing activities        (2,544)   (1,076)
FINANCING ACTIVITIES
Principal payments on debt                   (2,882)   (1,002)
Borrowings on debt                            4,700     3,025
Assumed debt to insurance company                 -       647
Dividends paid                                  (61)      (56)
                                             ------    ------
Net cash provided by financing activities     1,757     2,614
                                             ------    ------
Net decrease in cash                           (878)     (430)
Cash at beginning of period                   1,165       598
                                             ------    ------
Cash at end of period                       $    87   $   168
                                              =====    ======

See accompanying notes.

Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., Roflan Associates, Inc. (and its wholly-owned subsidiary Peter Gray Corporation), Rox Corp, TANO Corp., and MCII Electric Company, Inc. (See Note C). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal first quarter ended June 30, 1997 may not necessarily be indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1997, and Forms 8-K dated May 13, 1997 and
May 28, 1997.

Note B - Common Stock
---------------------

The financial statements, including earnings and dividend per share calculations, reflect the impact of 10% stock dividends approved by the Board of Directors on November 7, 1996, as well as the issuance of 125,000 shares in connection with the acquisition of MCII Electric Company, Inc. on May 28, 1997.

As of June 30, 1997, stock options issued under directors and employees plans were for 645,900 shares, and no options have been exercised or canceled.

Note C - Acquisitions
---------------------

On May 13, 1997, the Company purchased the assets and liabilities of TANO Automation, Inc.'s Marine Automation Control Division ("TANO") for a total purchase price of $2,500,000. TANO designs, manufactures, sells and services electrical automation and control systems for both military and commercial ships and machinery plant automation and control systems. The transaction involved the payment of $2,000,000 in cash plus the signing of a 60-day noninterest bearing note of $500,000. The transaction is subject to certain purchase price adjustments which could potentially reduce the final purchase price. A $1,800,000 draw on NMP's revolving credit facility plus $654,000 in existing cash was advanced to the Company for the purchase of TANO and for the payment of certain of the liabilities assumed. The transaction was accounted for as a purchase and the purchase price and related direct expenses associated with the acquisition were allocated on a preliminary basis to the fair value of the assets purchased and liabilities assumed. These costs exceeded the fair value of the net assets acquired by $1,500,000, and are being amortized over a fifteen-year period. The results of operations have been included from the date of acquisition.

On May 28, 1997, the Company purchased 100% of the issued and outstanding common stock of MCII Electric Company, Inc. ("MCII") for $2,000,000 in cash plus 125,000 shares of the Company's common stock. MCII designs and manufactures mobile generator sets for both military and commercial applications. The transaction involved the payment of $500,000 on May 28, 1997 plus three noninterest-bearing annual installments of $500,000 each through May 28, 2000. The transaction was funded by a $2,700,000 draw on NMP's amended revolving credit facility to purchase MCII and pay certain of the liabilities assumed. In accordance with purchase accounting, the purchase price and related direct expenses associated with the acquisition were allocated on a preliminary basis to the fair value of the assets purchased and liabilities assumed. These costs exceeded the fair value of the net assets acquired by $1,800,000 and are being amortized over a fifteen-year period. The results of operations have been included from the date of acquisition.

Note D - Special Charge
-----------------------

During the first quarter ended June 30, 1997, the Company implemented plans to reorganize and relocate certain manufacturing and engineering operations in Tulsa, as well as relocate Roflan's manufacturing operations from Massachusetts to Tulsa. A special charge of $210,000 was recorded for the direct costs relating to this relocation.

                       WESTWOOD CORPORATION
                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATION

                          June 30, 1997

GENERAL

Results of Operations
---------------------

The first quarter ended June 30, 1997 saw a number of major changes for Westwood Corporation. The Company completed the acquisitions of TANO and MCII, and completed a major relocation of certain manufacturing operations. These changes were in line with the Company's plans to diversify and improve long-term profitability. The Company had been dependent upon long-term switchgear contracts relating to major new shipbuilding programs for the bulk of its sales revenues, and the recent acquisitions are major steps in a redirection into potential growth areas.

The Company anticipates that the full positive effects of the recent acquisitions, as well as cost savings from the recent manufacturing relocations, will begin to be realized in the third and fourth quarters of fiscal 1998.

First Quarter Ended June 30, 1997 and 1996
------------------------------------------

Consolidated sales for the fiscal first quarter ended June 30, 1997 were $6,574,000, a 15.6% reduction compared to the same quarter last year. Operations for the quarter lost $169,000, compared to an operating income of $584,000 for the same period last year. For the quarter, the Company incurred a net loss of $133,000, compared to earning net income of $347,000 for the same quarter last year.

Lower sales revenues were primarily a result of the winding down of the major DDG-51 contract, as well as the negative impact on production and shipments as the result of the relocation of certain manufacturing operations. This relocation had a significant impact on marine hardware production in May and June, and the Company recorded a special charge of $210,000 for costs associated with the relocation. Also contributing to lower operating income during the quarter were lower sales volume and increased scrap costs at the Peter Gray Corporation.

Of the two acquisitions completed during the quarter, TANO had a positive impact on operations. MCII had a negative impact on operations during the quarter due to the development and production stages of its major contracts, as well as the requirement for major contract reviews and systems improvements throughout MCII's operations.

Liquidity and Capital Resources
-------------------------------

Operating activities for the fiscal first quarter ended June 30, 1997 resulted in net cash used of $91,000. During this period, cash was used in a net loss of $133,000, with other major cash adjustments and sources being depreciation and amortization of $184,000, reduction in accounts receivable of $1,351,000, increases in accounts payable of $586,000, and increases in billings in excess of costs and estimated earnings of $340,000. Major uses of cash were increases in costs and estimated earnings in excess of billings of $773,000, increases in inventories of $652,000, increases in deferred charges of $172,000, reductions in accrued liabilities of $196,000, and change in income taxes payable/receivable of $783,000. Lower sales volume was the primary factor in the above changes, except for the changes in deferred charges and accrued liabilities.

The acquisitions of TANO and MCII were the significant investing activities during the quarter. To facilitate these acquisitions, the Company utilized available cash funds of $654.000, and borrowed a total of $4,500,000, of which $2,500,000 was under an amended revolving credit agreement, and $2,000,000 under a short-term loan. Subsequently, through June 30, 1997, the Company borrowed an additional $200,000 under the revolving credit agreement.

As a result of these acquisitions and related debt, the Company's debt to equity ratio changed from .4:1 at March 31, 1997 to 1.1:1 at June 30, 1997.

A new banking agreement now in process of completion provides for a $4,000,000 revolving line of credit and a $2,500,000 5-year term loan, which will include the retirement of the $635,000 term loan of the Peter Gray Company. This agreement is expected to be finalized by the end of August. The Company believes that this increased borrowing capacity, along with operating cash flows, will be adequate for future operations.

The discussions in this section contain forward looking statements that involve a number of risks and uncertainties. Among factors that would cause actual results to differ materially are the following: business conditions in the military and commercial industries served by the Company, conditions in the general economy; changes in customer order patterns including timing of delivery; risk of non-payment customer receivables; competitive factors; and other risk factors listed from time to time in the Company's reports with the Securities and Exchange Commission.

                   PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Regular Quarterly Dividend
--------------------------

The regular quarterly dividend of $.01 per common share has been declared to stockholders of record on September 1, 1997, and payable on September 22, 1997.


ITEM 6.  REPORTS ON FORM 8-K

On June 5, 1997, the Company filed a Form 8-K to disclose the acquisition of the Marine Automation Control Division of TANO Automation, Inc., a Louisiana corporation, by the Company's newly formed wholly-owned Louisiana subsidiary. The June 5, 1997 Form 8-K also included the TANO Agreement of Purchase and Sale of Assets as Exhibit 10.11.

On June 12, 1997, the Company filed a Form 8-K to disclose the acquisition of 100% of the issued and outstanding shares of common stock of MCII Electric Company, Inc., a Texas corporation. The June 12, 1997 Form 8-K included the MCII Electric Company, Inc.'s Stock Purchase Agreement as Exhibit 10.12.

The June 12, 1997 Form 8-K, the Company also disclosed the appointment of John H. Williams, of Tulsa, Oklahoma, to the Company's Board of Directors.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATE:    August 14, 1997              WESTWOOD CORPORATION


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