Form 10-Q
period 1997-09-30
WESTWOOD CORP/NV/
filed 1997-11-14
CIK 876884

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997.

                                or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to ______________

Commission File Number:  0-19381
                         ---------------------------------------

                       WESTWOOD CORPORATION
      (Exact name of registrant as specified in its charter)


           Nevada                                 87-0430944
-----------------------------                -------------------
 (State or other jurisdiction                 (I.R.S. Employer
      of incorporation)                      Identification No.)

5314 South Yale Street, Suite 1100, Tulsa, Oklahoma     74135
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: 918/524-0002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(x)  Yes     ( )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.003 par value - 6,264,933 shares as of November 13, 1997.

                              INDEX



                                                         Page No.
                                                         --------


Part I    Financial Information:

          Consolidated Balance Sheets as of
          September 30, 1997 and March 31, 1997             1

          Consolidated Statements of Income for
          the Second Quarter and Six Months ended
          September 30, 1997 and 1996                       3

          Consolidated Statement of Cash Flows
          for the Six Months ended September 30,
          1997 and 1996                                     4

          Notes to Consolidated Financial Statements        5

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        8


Part II   Other Information:

          Item 1.  Legal Proceedings
                   (None)

          Item 2.  Changes in Securities
                  (None)

          Item 3.  Defaults Upon Senior Securities
                  (None)

          Item 4.  Submission of Matters to a Vote
                   of Security Holders
                  (None)

          Item 5.  Other Information                         11



          Item 6.  Exhibits and Reports on Form 8-K          11




Signatures                                                   12

                       WESTWOOD CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (In Thousands)
                                          September 30  March 31
                                              1997          1997
                                          ----------------------
                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                $    306    $  1,165
  Accounts receivable (including
    retainage receivable of $197,000
    at September 30, 1997 and $767,000
    at March 31, 1997) net of allowance
    for doubtful accounts                     4,155       4,485
  Receivable from Roxtec AB                   2,547           -
  Note receivable - Officer                      53          51
  Costs and estimated earnings in excess
    of billings on uncompleted contracts      1,437         332
  Inventories:
    Raw materials and purchased parts         3,785       4,605
    Work-in-process                           4,802       1,210
                                            -------     -------
                                              8,587       5,815
  Prepaid expenses                              289         220
  Current deferred income taxes                 553         553
                                            -------     -------
Total current assets                         17,927      12,621
Plant and equipment, at cost:
  Leasehold improvements                      1,524         768
  Machinery and equipment                     4,054       3,733
  Patterns and tools                            425         383
                                            -------     -------
                                              6,003       4,884
Accumulated depreciation                     (2,430)     (2,588)
                                            -------     -------
                                              3,573       2,296
Other assets:
  Drawings, (net)                                 8          19
  Long-term accounts receivable, retainage    1,065         980
  Deferred charges & other                      117         240
  Goodwill                                    5,993           -
                                            -------     -------
                                              7,183       1,239
                                            -------     -------
Total assets                                $28,683     $16,156
                                            =======     =======

See accompanying notes.

                       WESTWOOD CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (In Thousands)
                                         September 30   March 31
                                             1997         1997
                                         -----------------------
                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $ 2,349       $   886
  Income taxes payable                         78           612
  Accrued liabilities                         990           671
  Accrued rent                                 81            81
  Billings in excess of costs and estimated
    earnings on uncompleted contracts        5,132        1,087
  Current portion of long-term debt:
    Payable to bank                          3,900            -
    Note payable                                28           47
                                           -------      -------
                                             3,928           47
Total current liabilities                   12,558        3,384

Accrued rent                                   283          325

Long-term debt:
  Payable to bank                            2,000            -
  Note payable                                 596          600
  Installments payable                       1,269            -
                                           -------      -------
                                             3,865          600

Deferred income taxes                          372          372

Stockholders' equity:
  Preferred stock, 5,000,000 shares
    authorized, $.001 par value, no shares
    issued and outstanding                       -            -

  Common stock, 20,000,000 shares
    authorized, $.003 par value, 6,264,933
    and 6,139,933 shares issued and
    outstanding at September 30, 1997 and
    March 31, 1997, respectively                19           18
  Capital in excess of par value             4,736        4,627
  Retained earnings                          6,850        6,830
                                           -------      -------
Total stockholders' equity                  11,605       11,475
                                           -------      -------
Total liabilities and
  stockholders' equity                     $28,683      $16,156
                                           =======      =======

See accompanying notes.

                       WESTWOOD CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands)

                               Second Quarter Ended  Six Months Ended
                                   September 30        September 30
                                   1997    1996      1997       1996
                               --------------------  ----------------
                               (Unaudited)         (Unaudited)
Sales                           $7,920    $8,288     $14,494  $16,077

Cost of sales                    6,145     6,350      11,538   12,458

Gross profit                     1,775     1,938       2,956    3,619

Operating expenses:
  Selling, general & admin.      1,984     1,221       3,124    2,318
  Special charge (Note E)            -         -         210        -
                                ------    ------     -------  -------
                                 1,984     1,221       3,334    2,318

Operating income (loss)           (209)      717        (378)   1,301

Other income (expense):
  Interest expense                (187)      (37)       (253)     (68)
  Other income                      46        22          66       28
  Gain on sale of subsidiary       797         -         797        -
                                ------    ------     -------  -------

                                   656       (15)        610      (40)
                                ------    ------     -------  -------

Income before taxes                447       702         232    1,261

Provision for income taxes         170       265          88      477

Net income                     $   277   $   437     $   144  $   784
                               =======   =======     =======  =======



Earnings per share (Note B)     $ .044    $ .071      $ .023   $ .128


Cash dividends per share        $ .010    $ .010      $ .020   $ .020



See accompanying notes.

                      WESTWOOD CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                                              Six Months Ended
                                                September 30
                                              1997        1996
                                             -------------------
                                                 (Unaudited)
OPERATING ACTIVITIES
Net income                                   $   144    $   784
Adjustments to reconcile net income to
  cash provided by (used) in operations:
Depreciation and amortization                    279        293
Amortization of goodwill                         141          -
Deferred income taxes                              -        (98)
Cash flows impacted by changes in:
  Accounts receivable                          1,061        613
  Costs and estimated earnings in excess
    of billings on uncompleted contracts        (844)     1,211
  Inventories                                 (1,808)      (249)
  Prepaid expenses                               (74)      (114)
  Long-term accounts receivable, retainage       (85)       190
  Deferred charges                               148        (65)
  Accounts payable                               890       (660)
  Accrued liabilities                           (522)      (564)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts            408         56
  Income taxes payable                          (585)      (310)
  Other                                         (177)        (4)
                                             -------    -------
Net cash provided by (used in)
  operating activities                        (1,024)     1,083
INVESTING ACTIVITIES
Purchase of plant and equipment                 (206)      (187)
Acquisition of Roflan                              -       (990)
Acquisition of TANO                           (2,000)         -
Acquisition of MCII                             (500)         -
                                             -------    -------
Net cash used in investing activities         (2,706)    (1,177)
FINANCING ACTIVITIES
Principal payments on debt                    (2,905)    (4,533)
Borrowings on debt                             5,900      4,400
Dividends paid                                  (124)      (112)
                                             -------    -------
Net cash provided by (used in)
  financing activities                         2,871       (245)

Net (decrease) in cash                          (859)      (339)
Cash at beginning of period                    1,165        598
Cash at end of period                        $   306    $   259

See accompanying notes.

                       WESTWOOD CORPORATION

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 1997



Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., Roflan Associates, Inc. (and its wholly-owned subsidiary Peter Gray Corporation), TANO Corp., and MCII Electric Company, Inc. (See Note C). Operations of RoxCorp have been included through September 30, 1997 (see Note D). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal second quarter and six months ended September 30, 1997 may not necessarily be indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1997, and Forms 8-K dated May 13, 1997, May 28, 1997, and October 14, 1997.

Note B - Common Stock
---------------------

The financial statements, including earnings per share calculation, reflect the impact of 10% stock dividends approved by the Board of Directors on November 7, 1996, October 19, 1995, November 17, 1994, and November 3, 1993 respectively, as well as the issuance of 125,000 shares in connection with the acquisition of MCII Electric Company, Inc. on May 28, 1997.

As of September 30, 1997, stock options issued under directors and employees plans were for 644,900 shares, and no options have been exercised or cancelled.

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

On May 28, 1997, the Company purchased 100% of the issued and outstanding common stock of MCII Electric Company, Inc. ("MCII") for $2,000,000, plus 125,000 shares of the Company's common stock. MCII designs and manufactures mobile generator sets for both military and commercial applications. The transaction involved the payment of $500,000 on May 28, 1997 plus three noninterest-bearing annual installments of $500,000 each through May 28, 2000. The transaction was funded by a $2,700,000 draw on NMP's amended revolving credit facility to purchase MCII and pay certain of the liabilities assumed.

In accordance with purchase accounting rules, the Company made a preliminary allocation of the purchase price and related direct expenses to the fair value of the assets purchased and liabilities assumed which resulted in recording goodwill of $1,800,000. As a result of additional information in the second quarter, the Company has recorded additional liabilities in connection with progress billings, and under purchase accounting provisions, has recorded additional goodwill of $2,700,000.

Under the provisions of the MCII acquisition agreement, the Company has made an initial notification to the seller that there are major indemnification claims pending under this contract. (Refer to Item 5 "Other Information".) Any settlement under the indemnification provision of the contract would correspondingly reduce the amount of goodwill. The Company is amortizing goodwill over a fifteen-year period, and it is the Company's policy to calculate the recoverability of goodwill based upon future expected cash flows from current and anticipated contracts. At September 30, 1997, no impairment was indicated. The Company will continue to periodically review the carrying value of goodwill.

Note D - Sale of RoxCorp.
--------------------------

On September 30, 1997, the Company sold its wholly-owned subsidiary, RoxCorp., to Roxtec Holding AB, a Swedish limited liability company. Of the purchase price of $850,000, $765,000 was to be paid at closing, with a final purchase price adjustment to be based on the September 30, 1997 balance sheet compared to June 30, 1997 balance sheet. In addition, at closing Roxtec was to pay all outstanding loans due the Company or its affiliates, totaling $1,666,000. On October 1, 1997, closing funds of $2,431,000 were paid, and on October 22, 1997, an additional $116,000 was paid to the Company which represented the final amounts due under the sale agreement.

Note E - Special Charge
-----------------------

During the first quarter ended June 30, 1997, the Company implemented plans to reorganize and relocate certain manufacturing and engineering operations in Tulsa. A special charge of $210,000 was recorded for the direct costs relating to this relocation.

Note F - Income Taxes
---------------------

The IRS has recently completed an examination of tax returns for the fiscal years ended March 31, 1994, 1995, and 1996. The IRS has proposed a tax increase of $264,000 for 1994, an increase of $295,000 for 1995, and a tax decrease of $236,000 for 1996. The tax adjustments relate only to the timing of recognition of income on long-term contracts, and management plans to appeal the assessments. It is management's belief that the resolution of this matter will not materially affect results of operations, equity or cash flow.

                       WESTWOOD CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                        September 30, 1997


GENERAL
-------

Results of Operations
---------------------

The first six months ended September 30, 1997 saw a number of major changes for Westwood Corporation. The Company completed the acquisitions of TANO and MCII, and completed a major relocation of certain manufacturing operations. The Company also completed the sale of its RoxCorp subsidiary on September 30, 1997. The Company had been dependent upon long-term switchgear contracts relating to major new shipbuilding programs for the bulk of its sales revenues, and the recent acquisitions are major steps into the electrical generation and control markets. The Company feels this niche market offers considerable growth potential. The sale of RoxCorp was designed as another step in focusing on this market.

The Company anticipates the full effects of the recent acquisitions to be reflected in the latter half of fiscal 1998 and the early part of fiscal 1999.

The TANO acquisition has already begun to have a positive impact on the Company's operation. However, the MCII acquisition is not expected to reflect positively until early in fiscal 1999. This is partly due to the development nature of its major TQG contract, but mainly due to manufacturing, systems and other problems that existed prior to acquisition. These problems are requiring considerable efforts and resources to bring operations up to acceptable levels. See Note C - Acquisitions.

Second Quarter Ended September 30, 1997 and 1996
------------------------------------------------

Consolidated sales for the second quarter ended September 30, 1997 were $7,920,000, a 4.4% reduction compared to the same quarter last year. Lower sales revenues for engineered products, primarily as a result of the winding down of the DDG-51 contract, accounted for most of the sales decline. Sales of other products, including a substantial contribution from the recently acquired TANO Corp., helped offset the decline in sales of engineered products. In the current quarter ended September 30, 1997, sales of all products, other than engineered products, accounted for 79% of total sales, compared to 49% for the same period last year.

Operating expenses for the current quarter were $1,984,000, compared to $1,221,000 for the same quarter last year. This increase was mainly a result of the inclusion of the recent acquisitions.

As a result of the lower sales and increased operating expenses, the Company had a $209,000 operating loss for the current quarter, compared to operating income of $717,000 for the same quarter last year.

Interest expense was $187,000 for the current quarter, compared to $37,000 for the same period last year. The increase was a result of higher borrowings in connection with the recent acquisitions.

The Company recognized a $797,000 gain on the sale of its RoxCorp subsidiary on September 30, 1997 (see Note D).

Earnings per share were $.044 for the quarter ended September 30, 1997, compared to $.071 for the same period last year.

Six Months Ended September 30, 1997 and 1996
--------------------------------------------

Sales for the six months ended September 30, 1997 were $14,494,000, a 9.8% reduction compared to the same period last year. Lower sales revenues from engineered products, primarily the major DDG-51 contract, accounted for most of the sales decline. As discussed under the second quarter, sales from other products made a substantial contribution. For the six month period ended September 30, 1997, sales of other than engineered products were 73% of total sales, compared to 30% for the same period last year.

Operating expenses for the six months ended September 30, 1997 were $3,334,000, compared to $2,318,000 for the same period last year. Included in this increase was a special charge of $210,000 for the direct costs relating to the relocation and reorganization of certain engineering and manufacturing operations. Most of the increase in operating expenses was a result of the inclusion of the recent acquisitions.

As a result of the lower sales and increased operating expenses, the Company had a $378,000 operating loss for the six months ended September 30, 1997, compared to operating income of $1,301,000 for the same period last year.

Interest expenses for the current period was $253,000, compared to $68,000 for the same period last year. The increase was a result of higher borrowings in connection with the recent acquisitions.

The Company recognized a $797,000 gain on the sale of its RoxCorp subsidiary on September 30, 1997 (see Note D).

Earnings per share were $.023 for the six months ended September
30, 1997, compared to $.128 for the same period last year.

Liquidity and Capital Resources
-------------------------------

Operating activities for the six months ended September 30, 1997 resulted in net cash used of $1,024,000. During this period, net income provided cash of $144,000, with major operating adjustments and sources being depreciation and amortization of $279,000, amortization of goodwill of $141,000, decreases in accounts receivable of $1,061,000, increases in accounts payable of $890,000, and billings in excess of costs and estimated earnings of $408,000. Major uses of cash in operating activities were increases in costs and estimated earnings in excess of billings of $844,000, increases in inventories of $1,808,000, reductions in accrued liabilities of $522,000, and income taxes payable of $585,000. Lower sales volume was a factor in the decrease in accounts receivable. A build-up in inventories, net costs in excess of billings and related accounts payable at MCII were factors in those changes.

The acquisitions of TANO and MCII in the first quarter were significant investing activities affecting cash flow for the six months ended September 30, 1997. To facilitate these acquisitions, the Company utilized available cash funds of $654,000, and borrowed a total of $4,500,000 of which $2,500,000 was under an amendment to the existing revolving credit agreement, and $2,000,000 under a short-term bank loan.

On September 5, 1997, the Company executed a new $6,500,000 credit agreement with NationsBank providing a $4,000,000 revolving line of credit, and a $2,500,000 5-year term loan.
Upon the closing of this agreement, the $2,000,000 short-term loan was paid and replaced by a new $2,500,000 5-year term loan. The revolving line of credit has a borrowing base of acceptable receivables and inventories, and the Company borrows periodically under this revolving line.

The Company believes that the increased borrowing capacity provided under the new banking agreement, along with operating cash flows, will be adequate for future operations.

Subsequent to the RoxCorp closing on September 30, 1997, the Company received $2,431,000 on October 1, 1997, and an additional $116,000 on October 22, 1997, which represented the full amount due under the final purchase price adjustment provision of the sale agreement. The Company utilized $2,000,000 of the amount received to pay down its revolver loan balance, and utilized the balance as working capital funds.

The discussions in this section contain forward looking statements that involve a number of risks and uncertainties.
Among factors that would cause actual results to differ materially are the following: business conditions in the military and commercial industries served by the Company;
conditions in the general economy; changes in customer order patterns including timing of delivery; risk of nonpayment customer receivables; competitive factors; and other risk factors listed from time to time in the Company's reports with the Securities and Exchange Commission.

Item No.5
---------

Other Information
-----------------

Subsequent to the Company's acquisition of MC II on May 28, 1997, the Company was informed by Government contract officials of concerns relating to the adequacy of MC II contract accounting information. It is considered a normal part of the Government's oversight function to raise questions regarding contractor operations. The impact of the questions tat have been raised is not considered to result in material consequences to the financial condition of the Company. The Company is aggressively taking action to respond to the issues raised by the Government in a timely and effective manner.


Regular Quarterly Dividend
--------------------------

On October 30, 1997, the regular quarterly dividend of $.01 per common share was declared to stockholders of record on December 1, 1997, payable on December 22, 1997.

Issuance of Stock Dividend
--------------------------

On October 30, 1997, the Board of Directors approved a ten percent stock dividend (one new share of common stock, par value
$.003, for each ten shares now held) to stockholders of record on December 1, 1997. The new shares will be issued on December 22, 1997.

Item No. 6
----------

(a) The following document is filed as an exhibit to this Form 10-Q:

     Exhibit 27 - Financial Data Schedule

(b) On October 15, 1997, the Company filed its Form 8-K to disclose the disposition of Rox Corp., a subsidiary, occurring on September 30, 1997.

                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE:  November 13, 1997       WESTWOOD CORPORATION


                               By:  /s/  Ernest H. McKee
                                  ------------------------------
                                  Ernest H. McKee, Director
                                  President and
                                  Chief Executive Officer


                               By:  /s/  Paul R. Carolus
                                  ------------------------------
                                  Paul R. Carolus, Director
                                  Secretary/Treasurer and
                                  Chief Financial Officer