Form 10-Q
period 1997-12-31
WESTWOOD CORP/NV/
filed 1998-02-06
CIK 876884

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended December 31, 1997.

                                or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.


     For the transition period from __________ to __________

Commission File Number:  0-19381
                         -----------------------------------


                       WESTWOOD CORPORATION
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Nevada                           87-0430944
------------------------------     ------------------------------
(State or other jurisdiction              (I.R.S. Employer
      of incorporation)                  Identification No.)

5314 South Yale Street, Tulsa, Oklahoma               74135
-----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (918)524-0002
                                                    -------------

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

Common Stock, $.003 par value - 6,891,647 shares as of February 5, 1998.

                              INDEX



                                                         Page No.


Part I    Financial Information:

          Consolidated Balance Sheets as of
          December 31, 1997 and March 31, 1997              1

          Consolidated Statements of Income for
          the Third Quarter and Nine Months ended
          December 31, 1997 and 1996                        3

          Consolidated Statement of Cash Flows
          for the Nine Months ended December 31,
          1997 and 1996                                     4

          Notes to Consolidated Financial Statements        5

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                        8


Part II   Other Information:

          Item 1.  Legal Proceedings
                   (None)

          Item 2.  Changes in Securities
                   (None)

          Item 3.  Defaults Upon Senior Securities
                   (None)

          Item 4.  Submission of Matters to a Vote
                   of Security Holders                      11

          Item 5.  Other Information                        11


          Item 6.  Exhibits and Reports on Form 8-K         12



Signatures                                                  12

                 Part I.  Financial Information

                       WESTWOOD CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (In Thousands)

                                           December 31   March 31
                                               1997        1997
                                           ----------------------
                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $   488    $ 1,165
  Accounts receivable (including retainage
     receivable of $92,770 at December 31,
     1997 and $767,000 at March 31, 1997)
     net of allowance for doubtful accounts    3,819      4,485
  Note receivable - Officer                       54         51
  Costs and estimated earnings in excess of
     billings on uncompleted contracts         1,579         32
  Inventories:
     Raw materials and purchased parts         4,144      4,605
     Work-in-process                           6,226      1,210
                                             -------    -------
                                              10,370      5,815
  Prepaid expenses                               256        220
  Current deferred income taxes                  553        553
                                             -------    -------
Total current assets                          17,119     12,621
Plant and equipment, at cost:
  Leasehold improvements                       1,524        768
  Machinery and equipment                      4,079      3,733
  Patterns and tools                             429        383
                                             -------    -------
                                               6,032      4,884
Accumulated depreciation                      (2,654)    (2,588)
                                             -------    -------
                                               3,378      2,296
Other assets:
  Drawings (net)                                   3         19
  Long-term accounts receivable, retainage       950        980
  Deferred charges & other                        98        240
  Goodwill                                     5,885          -
                                             -------    -------
                                               6,936      1,239
                                             -------    -------
Total assets                                 $27,433    $16,156
                                             =======    =======
See accompanying notes

                       WESTWOOD CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (In Thousands)

                                           December 31   March 31
                                               1997        1997
                                           ----------------------
                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $ 3,072    $   886
  Income taxes payable                            90        612
  Accrued liabilities                          1,084        671
  Accrued rent                                    81         81
  Billings in excess of costs and estimated
     earnings on uncompleted contracts         3,646      1,087
  Current portion of long-term debt:
     Revolving debt agreement                  3,150          -
     Payable to bank                             500          -
     Note payable                                  5         47
                                             -------    -------
                                               3,655         47
                                             -------    -------
Total current liabilities                     11,628      3,384
Accrued rent                                     235        325
Long-term debt:
  Payable to bank                              1,875          -
  Note payable                                   585        600
  Installments payable                         1,266          -
                                             -------     ------
                                               3,726        600
                                             -------     ------
Deferred income taxes                            372        372
Stockholders' equity:
  Preferred stock, 5,000,000 shares
     authorized, $.001 par value, no
     shares issued and outstanding                 -          -
  Common stock, 20,000,000 shares author-
     rized, $.003 par value, 6,891,647
     and 6,139,933 shares issued and
     outstanding at December 31, 1997
     and March 31, 1997, respectively             21         18
  Capital in excess of par value               5,989      4,627
  Retained earnings                            5,462      6,830
                                             -------    -------
Total stockholders' equity                    11,472     11,475
                                             -------    -------
Total liabilities and stockholders' equity   $27,433    $16,156

See accompanying notes

                       WESTWOOD CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                          (In Thousands)

                           Third Quarter Ended  Nine Months Ended
                               December 31         December 31
                               1997    1996      1997      1996
                           -------------------  -----------------
                               (Unaudited)         (Unaudited)

Sales                        $7,737   $8,911   $22,231  $24,988

Cost of sales                 6,077    6,814    17,615   19,272
                             ------   ------   -------  -------
Gross profit                  1,660    2,097     4,616    5,716

Operating expenses:
  Selling, general & admin.   1,642    1,315     4,766    3,633
  Special charge (Note E)         -        -       210        -
                             ------   ------   -------  -------
                              1,642    1,315     4,976    3,633
                             ------   ------   -------  -------
Operating income (loss)          18      782      (360)   2,083

Other income (expense):
  Interest expense             (116)     (41)     (318)    (109)
  Other income (expense)        (14)       8         1       36
  Gain on sale of subsidiary      -        -       797        -
                             ------   ------   -------  -------
                               (130)     (33)      480      (73)
                             ------   ------   -------  -------
Income (loss) before taxes     (112)     749       120    2,010

Provision for income taxes      (42)     285        46      762
                             ------   ------   -------  -------
Net income (loss)            $  (70)  $  464   $    74  $ 1,248
                             ======   ======   =======  =======

Basic, and diluted, earnings
(loss) per share (Note B)    $(.010)   $ .069   $ .011   $ .185

Cash dividends per share     $ .009    $ .009   $ .027   $ .027


See accompanying notes

                      WESTWOOD CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)

                                              Nine Months Ended
                                                 December 31
                                                1997      1996
                                              ------------------
                                                 (Unaudited)
OPERATING ACTIVITIES
Net income                                   $    74   $  1,248
Adjustments to reconcile net income to
  cash provided by (used) in operations:
Depreciation and amortization                    684       404
Amortization of goodwill                         247         -
Deferred income taxes                              -      (348)
Cash flows impacted by changes in:
  Accounts receivable                          1,397       151
  Costs and estimated earnings in excess
     of billings on uncompleted contracts       (986)    1,539
  Inventories                                 (3,591)      (38)
  Prepaid expenses                               (24)     (165)
  Long-term accounts receivable, retainage        30       263
  Deferred charges                               142        98
  Accounts payable                             1,613       118
  Accrued liabilities                           (428)     (407)
  Billings in excess of costs and estimated
     earnings on uncompleted contracts        (1,078)     (441)
  Income taxes payable                          (471)       42
  Other                                         (405)       (6)
                                               -----    ------
Net cash provided by (used in)
  operating activities                        (2,886)    2,458
INVESTING ACTIVITIES
Purchase of plant and equipment                 (236)     (189)
Acquisition of Roflan                              -      (990)
Acquisition of TANO                           (2,000)        -
Acquisition of MCII                             (500)        -
Sale of RoxCorp                                2,547         -
                                              ------    ------
Net cash used in investing activities           (189)   (1,179)
FINANCING ACTIVITIES
Principal payments on debt                    (5,065)   (5,043)
Borrowings on debt                             7,650     4,550
Dividends paid                                  (187)     (167)
                                              ------    ------
Net cash provided by (used in)
  financing activities                         2,398      (660)
Net increase (decrease) in cash                 (677)      619
Cash at beginning of period                    1,165       598
                                              ------    ------
Cash at end of period                        $   488   $ 1,217
                                             =======   =======

See accompanying notes

                       WESTWOOD CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
                       December 31, 1997


Note A - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., Roflan Associates, Inc. (and its wholly-owned subsidiary Peter Gray Corporation), TANO Corp., and MCII Electric Company, Inc. (See Note C). Operations of TANO Corp and MCII Electric are included beginning June 1, 1997, and operations of RoxCorp are included through September 30, 1997, when this company was sold. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal third quarter and nine months ended December 31, 1997 may not necessarily be indicative of the results that may be expected for the year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1997, and Forms 8-K dated May 13, 1997, May 28, 1997, and October 14, 1997.

Note B - Common Stock
---------------------

The financial statements, including earnings per share calculation, reflect the impact of 10% stock dividends approved by the Board of Directors on October 30, 1997, November 7, 1996,
October 19, 1995, November 17, 1994, and November 3, 1993 respectively, as well as the issuance of 125,000 shares in connection with the acquisition of MCII Electric Company, Inc. on May 28, 1997.

The Company has adopted Statement of Financial Accounting
Standards No. 128 "Earnings per Share", and all earnings per share amounts for all periods have been presented to conform to Statement No. 128 requirements.

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

Under the provisions of the MCII acquisition agreement, the Company has made an initial notification to the seller that there are major indemnification claims pending under this contract. (Refer to Item 5 "Other Information".) Any settlement under the indemnification provision of the contract would correspondingly reduce the amount of goodwill. The Company is amortizing goodwill over a fifteen-year period, and it is the Company's policy to calculate the recoverability of goodwill based upon future expected cash flows from current and anticipated contracts. At December 31, 1997, no impairment was indicated. The Company will continue to periodically review the carrying value of goodwill.

Note D - Sale of RoxCorp
------------------------

On September 30, 1997, the Company sold its wholly-owned subsidiary, RoxCorp., to Roxtec Holding AB, a Swedish limited liability company. Of the purchase price of $850,000, $765,000 was paid at closing, and a final purchase price adjustment was based on the September 30, 1997 balance sheet as compared to the June 30, 1997 balance sheet. In addition, at closing Roxtec paid all outstanding loans due the Company or its affiliates, totaling $1,666,000. On October 1, 1997, closing funds of $2,431,000 were paid, and on October 22, 1997, an additional $116,000 was paid to the Company which represented the final amounts due under the sale agreement.

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

                       WESTWOOD CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                        December 31, 1997


GENERAL

Results of Operations
---------------------

The fiscal nine months ending December 31, 1997 was a period of major transition for Westwood Corporation. Through its wholly-owned NMP Corp. subsidiary, the Company had been heavily dependent upon long-term switchgear contracts relating to major navy shipbuilding programs. With the downturn in the market, the Company began extensive diversification efforts, and in May completed the acquisitions of TANO Corp. and MCII Electric.
These acquisitions are major steps into new electrical generation and control markets which the Company feels offers considerable growth opportunity. In September, the Company completed the sale of its RoxCorp subsidiary which was designed as another step in focusing on these new markets.

The Company is now in the process of assimilating these acquisitions. The TANO acquisition has already begun to have a positive effect on the Company's operations. However, the MCII acquisition is not expected to make a substantial contribution until the 1999 fiscal year, beginning in April, 1998. This is partly due to the development nature of its major TQG contract, but mainly due to manufacturing, systems, and other problems that existed prior to acquisition. These problems are requiring considerable efforts and resources to bring operations up to acceptable levels, and considerable progress is now being made. See Note C-Acquisition.

Third Quarter Ended December 31, 1997 and 1996
----------------------------------------------

The recent acquisitions of TANO and MCII, the sale of RoxCorp, and the significant downturn in NMP's engineered contracts were all major factors impacting the current quarter compared to the same period last year.

Consolidated sales for the third quarter ended December 31, 1997 were $7,737,000, a 13.2% reduction compared to the same quarter last year. TANO contributed significantly to consolidated sales in the current quarter, with MCII also beginning to make some sales contribution during the period. However, there was a substantial reduction in sales revenues from NMP's engineered contracts as a result of the completion of the DDG-51 contract. Also, the comparable quarter last year included RoxCorp sales.

Gross profit, as a percentage of sales, decreased to 21.5%, compared to 23.5% for the same quarter last year. The prior period included RoxCorp sales which carried a higher gross margin.

Operating expenses for the third quarter increased 24.9% over the same period last year due to the inclusion of TANO and MCII expenses. In addition, operating expenses for the current quarter included substantial nonrecurring professional fees connected with MCII operations. Interest expense increased significantly due to higher borrowings primarily in connection with the recent acquisitions.

As a result of lower sales, lower gross profit, and increased operating expenses, the Company had a net loss of $70,000 for the current quarter, compared to net income of $464,000 for the same quarter last year.

Nine Months Ended December 31, 1997 and 1996
--------------------------------------------

As discussed under the third quarter, major factors affecting the current nine month period ending December 31, 1997, as compared to the same period last year, were the acquisitions of TANO and MCII, the sale of RoxCorp, and the downturn in NMP's engineered contracts.

Sales for the nine months ended December 31, 1997 were $22,231,000, an 11% reduction when compared to the same period last year. The most significant factor in this comparative reduction in consolidated sales was lower sales revenues from NMP's engineered contracts due to completion of the DDG-51 contract.

Gross profit, as a percentage of sales, decreased to 20.8%, compared to 22.9% for the same period last year. The prior period included RoxCorp sales which carried a higher gross margin.

Operating expenses for the current nine month period increased 37% due mainly to the inclusion of TANO and MCII expenses, as well as a special charge of $210,000 relating to the relocation and reorganization of certain engineering and manufacturing operations. Interest expense increased significantly due to higher borrowings primarily in connection with the recent acquisitions.

The Company recognized a $797,000 gain on the sale of its RoxCorp subsidiary on September 30, 1997.

Net income for the nine months ended December 31, 1997 was $74,000, compared to $1,248,000 for the same period last year.

Liquidity and Capital Resources
-------------------------------

Operating activities for the nine months ended December 31, 1997 resulted in net cash used of $2,886,000. During this period, net income provided cash of $74,000, with major operating adjustments and sources being depreciation and amortization of $684,000, amortization of goodwill of $247,000, decreases in accounts receivable of $1,397,000 and increases in accounts payable of $1,613,000. Major uses of cash in operating activities were increases in costs and estimated earnings in excess of billings of $986,000, increases in inventories of $3,591,000, reduction in billings in excess of costs and estimated earnings on uncompleted contracts of $1,078,000, reduction in accrued liabilities of $428,000 and income taxes payable of $471,000. The substantial build up in inventories and costs in excess of billings, as well as the decrease in billings in excess of costs, relate to MCII operations.

The acquisitions of TANO and MCII, as well as the sale of RoxCorp, were the most significant investing activities affecting cash flow during the nine months ended December 31, 1997. To facilitate these acquisitions, the Company utilized available cash funds of $654,000, and borrowed a total of $4,500,000 of which $2,500,000 was under an amendment to the existing revolving credit agreement, and $2,000,000 under a short-term bank loan.

In connection with the sale of RoxCorp, the Company received $2,547,000 which represented the full amount due under the final purchase price adjustment provision of the sale agreement. The Company utilized $2,000,000 of the amount received to pay down its revolver loan balance, and utilized the balance as working capital funds.

On September 5, 1997, the Company executed a new $6,500,000 credit agreement with NationsBank providing a $4,000,000 revolving line of credit, and a $2,500,000 5-year term loan.
The revolving line of credit has a borrowing base of acceptable receivables and inventories, and the Company borrows periodically under this revolving line. The Company believes that the increased borrowing capacity provided under the new banking agreement, along with future operating cash flows, will be adequate for future operations.

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


                   Part II.  Other Information

Item 4.
-------
Submission of Matters to a Vote of Security Holders
---------------------------------------------------
The Annual Meeting of Stockholders of the Company was held on December 4, 1997. At the Annual Meeting, five individuals were elected as directors of the Company. In addition, the amendment to the 1992 Directors' Stock Option Plan, as mended on September 3, 1996, was approved.

A tabulation of the voting at the Annual Meeting with respect to the matters indicated is as follows:


Election of Directors:

                            For         Against     Abstain
                            ---         -------     -------
Ernest H. McKee          5,250,173      56,209      11,631
Paul R. Carolus          5,250,173      56,209      11,631
Richard E. Minshall      5,250,173      56,209      11,631
Anthony Pantaleoni       5,250,173      56,209      11,631
John H. Williams         5,230,157      76,225      11,631


Approval of Amendment to 1992 Directors' Stock Option Plan, as amended on September 3, 1996:


                  For         Against       Abstain
                  ---         -------       -------
               5,034,052      264,971        4,713

Item No.5
---------
Other Information
-----------------

Subsequent to the Company's acquisition of MCII on May 28, 1997, the Company was informed by U.S. Government contract officials of concerns relating to the adequacy and accuracy of MCII contract accounting information. The Company believes it has fully responded to concerns raised by the Government and believes that it is in substantial compliance with government contracting requirements.

As a result of information learned in the second quarter, which resulted in the Company recording an additional $2,700,000 of Goodwill to the balance sheet of MCII, the Company has notified the Seller of MCII of potential indemnification claims under the Purchase Agreement dated May 28, 1997. While settlement discussions have commenced, it is not yet known whether such claims can be settled without resort to litigation.

Regular Quarterly Dividend
--------------------------

On February 5, 1998, the regular quarterly dividend of $.01 per common share was declared to stockholders of record on March 2, 1998, and payable on March 23, 1998.

Item No. 6
----------

(a) The following document is filed as an exhibit to this Form 10-Q:

     Exhibit 27 - Financial Data Schedule.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: February 6, 1998             WESTWOOD CORPORATION

                                   By:   /s/ Ernest H. McKee
                                       --------------------------
                                       Ernest H. McKee, Director
                                         President and
                                         Chief Executive Officer

                                   By:   /s/ Paul R. Carolus
                                       --------------------------
                                       Paul R. Carolus, Director
                                         Secretary/Treasurer and
                                         Chief Financial Officer
                                12