Form 10-K
period 1998-03-31
WESTWOOD CORP/NV/
filed 1998-06-29
CIK 876884

FILED:  June 29, 1998


                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1998

                       Commission file number:  0-19381

                             WESTWOOD CORPORATION
            (Exact name of Registrant as specified in its charter)

                  Nevada                                87-0430944
                  ------                                ----------
        (State or other jurisdiction                  (IRS Employer
      of incorporation or organization)             Identification No.)

5314 South Yale, Suite 1100, Tulsa, Oklahoma              74146
--------------------------------------------              -----
   (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: 918/524-0002

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.003
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The approximate aggregate market value of the Registrant's common stock (based upon the June 24, 1998, closing sale price of the common stock as reported by NASDAQ) held by non-affiliates was approximately $4,484,824.

The number of outstanding shares of the Registrant's common stock as of June 24, 1998, was 6,891,647 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III are incorporated by reference from the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders for fiscal 1998, which definitive Proxy Statement will be filed within 120 days of the end of the Registrant's fiscal year.


This filing consists of 45 pages.
Exhibit List found on Pages 12 through 14.

                               TABLE OF CONTENTS

                                                                           Page
Item Number and Caption                                                   Number
-----------------------                                                   ------

PART I                                                                       1
------

     1.   Business                                                           1

     2.   Properties                                                         6

     3.   Legal Proceedings                                                  6

     4.   Submission of Matters to a Vote of Security Holders                7

PART II                                                                      7
-------

     5.   Market for Registrant's Common Equity and Related
            Stockholder Matters                                              7

     6.   Selected Financial Data                                            7

     7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

     8.   Financial Statements and Supplementary Data                       11

     9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                             11

PART III                                                                    12
--------

    10.   Directors and Executive Officers of the Registrant                12

    11.   Executive Compensation                                            12

    12.   Security Ownership of Certain Beneficial Owners
            and Management                                                  12

    13.   Certain Relationships and Related Transactions                    12

PART IV                                                                     12
-------

    14.   Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                             12


                                      (i)

                                    PART I

ITEM 1.   BUSINESS

General
-------

Westwood Corporation (the "Company"), a Nevada corporation formed in 1986, is engaged in the design, manufacture, and sale of electrical generation, distribution, and automated control equipment and related products. The Company's business is conducted through its wholly-owned subsidiaries, NMP Corp. ("NMP"), an Oklahoma corporation formed in 1988; Roflan Associates, Inc. ("Roflan"), and its wholly-owned subsidiary, Peter Gray Corporation ("PGC"), both Massachusetts corporations acquired in 1996; TANO Corp. ("TANO"), a Louisiana corporation formed in May of 1997; and MC II Electrical Company ("MC II"), a Texas corporation formed in 1989.

Products and Markets
--------------------

Mobile Power Systems
--------------------

MC II is in the business of design and manufacturing of a broad family of diesel, gas, natural gas and turbine mobile electrical generator sets for both military and commercial applications. MC II employs approximately 82 employees.

Major contracts included within backlog at MC II include development of the next generation of 30-60 KW TQG generator sets for the U.S. Army, and contractor on the MEP-012A generator set for the U.S. Air Force. MC II is also an important supplier of generator replacement spare parts, and is one of just a few manufacturers capable of supporting substantially all the generator sets utilized by the Department of Defense.

MC II's manufacturing facilities in Dallas, Texas, perform most aspects of the generator manufacturing process, including CNC sheetmetal fabrication, CNC machining, welding, structural fabrication, specialty treating and coating of parts, wire generator and wire harness assembly. MC II has also designed and assembles computer software and flat panel touch control screens for monitoring and controlling all generator mechanical and operations functions.

Automation and Control Systems
------------------------------

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

TANO's offices and operations occupy 10,000 square feet of leased space in an office park located in New Orleans. In addition, a small office is leased in Singapore to support TANO's field service commitments in the Pacific Rim. TANO has approximately 34 employees.

Engineered Products - Electrical Switchgear
-------------------------------------------

The Company's marine engineered products line includes marine switchboards designed for the distribution of electrical power, interior communication, weapon systems, electrical plant control and power and lighting control on naval combat vessels. In addition to the actual manufacture of the switchboard and related products, the Company also supplies electrical and electronic components, panelboards, spare repair parts, support computer software, engineering and field services. The Company's primary customers for switchboard products are the major shipbuilders that serve as prime defense contractors to the U.S. Government. Equipment is also sold to Allied Foreign Governments with State Department approval, under the War Munitions Act. NMP employs 103 persons at its plant facilities in Tulsa, Oklahoma.

Marine Electrical Hardware
--------------------------

The Company also manufactures and distributes marine electrical hardware utilized on military and commercial vessels including switches, lights, and relays contained in specially manufactured brass housings, and fiber optic lighting systems. NMP and PGC manufacture and market a diversified line of marine electrical hardware products, primarily for the U. S. Navy. PGC also specializes in deep drawing, metal stamping, and pressing of speciality metal products from various metals, including brass, aluminum, and steel. PGC employs 55 persons at its plant facilities in Andover, Massachusetts.

Marketing
---------

The Company's marketing efforts are carried out by employees with extensive experience in technical disciplines as well as in the military/government contracting process. These individuals concentrate their efforts on maintaining active contact with the Company's customers and industry organizations and keeping abreast of developments in defense programs. The Company's marketing staff has a long-term professional relationship with Defense Department personnel and are familiar with the operating and procurement procedures of these organizations. The marketing of the Company's products and services requires an in-depth knowledge of the near and long-term plans and equipment requirements of these customers. Demonstrated technical capabilities are of primary importance to successful contract awards.

The majority of the Company's defense contracts are the result of negotiated Request for Quotations ("RFQ"). RFQs involve a contracting process whereby the customer requires detailed management and technical proposals as well as detailed pricing data and, thereafter, negotiates a firm fixed price contract with the selected bidder. These contracts generally constitute a development contract for equipment design with an ensuing manufacturing contract for the delivery of equipment and related services. A substantial portion of the Company's business involves contracts for design and ensuing manufacturing while the remainder of the Company's contracts are usually manufacturing or service related only and involve no associated design work.

Competition
-----------

The Company faces competition in all aspects of its business. The Company's products are generally of a highly technical nature and involve the use of techniques and materials similar to those used by its competitors. The principal competitive factors with respect to the Company's products are technological innovation, product quality, price, adherence to delivery schedules and product reliability. A significant portion of the Company's sales are made under government contracts or subcontracts awarded on the basis of competitive bidding. In addition to price, the factors involved in the award of such contracts include the quality of the proposal and reputation of the bidder. Also, demand for many of the products sold by the Company is dependent on the level and nature of the nation's defense expenditures.

The Company has two primary competitors in the military mobile power generation business, including Libby International and Fermont, a division of Dynamic Corporation of America. In the automation and control system market, the Company's primary competitors are C.A.E. Link and Lockheed Martin of Daytona. The Company has two primary competitors in the U.S. Navy combatant marine power and switchboard equipment market. These competitors are SPD Technologies, Inc. ("SPD"), and Metric Systems. Competition with the Company's electrical hardware products line comes from a number of companies participating in small niches within the overall market.

Major and Foreign Customers
---------------------------

Sales under contracts or subcontracts for the United States Government accounted for approximately $21,664,000 or 74% of the Company's sales in fiscal year ended March 31, 1998 and $22,552,000 or 68% of the Company's sales in fiscal year ended March 31, 1997. Sales to foreign customers totaled $562,000 in fiscal year ended March 31, 1998 and $493,000 in fiscal year ended March 31, 1997. For a further discussion of sales to major customers and concentration of credit risk, refer to Note 11 of the Consolidated Financial Statements.

Backlog
-------

The backlog of sales revenue at fiscal year-end March 31, 1998, 1997, and 1996 was as follows:

             1998                    1997                  1996
             ----                    ----                  ----

          $24,000,000             $12,200,000           $24,698,000

Of the existing backlog, the amount of sales revenue expected to be generated within the next fiscal year is as follows:

             1999                    1998                  1997
             ----                    ----                  ----

          $22,000,000             $11,000,000           $21,000,000

The above backlog figures include only the sales value of major equipment or products for which the Company has received firm orders. The backlog also only includes the reengineering development phase of the MC II TQG contract, and does not include amounts for production order releases. Upon successful completion of the development phase, the contract calls for production orders totaling approximately $30,000,000 to be released over a three year period.

The balance of the Company's backlog consists of smaller contracts, marine electrical hardware, and miscellaneous components designed and manufactured by the Company. These components are used mainly as spare parts and include relays, sensing devices, and a wide assortment of power and lighting panels.

Employees
---------

As of March 31, 1998, the Company had 274 employees, none of whom are represented by unions. Management considers its relations with its employees to be satisfactory.

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

Environmental Protection
------------------------

The Company believes that it and each of its subsidiaries are currently in compliance with all federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

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

Year 2000 Compliance
--------------------

The Company has initiated a company-wide project to address the year 2000 compliance issue for all technology hardware and software, either purchased or produced, external interfaces with customers and suppliers, operations process control, accounting and information systems, and facility items. The assessment phase of this project as it relates to traditional information technology areas should be substantially complete by the end of September, 1998. Necessary conversion and replacement activities will begin when needs are determined.

The Company expects to utilize both internal and external resources to complete this process. Costs incurred for new software and hardware purchases will be capitalized and other costs will be expensed as incurred.

While the total cost of this project is still being evaluated, the Company estimates that external costs, excluding previously planned system replacements, necessary to complete the project within the schedule described will total approximately $250,000. The Company will update this estimate as additional information becomes available. The costs of the project and the completion dates are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party year 2000 compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

ITEM 2.   PROPERTIES

The Company leases all of its manufacturing, engineering, warehousing and office facilities comprising a total of approximately 246,000 square feet. The Company, and its subsidiaries, lease office and manufacturing facilities as follows: the Company and NMP, Tulsa, Oklahoma, 92,000 square feet; Roflan and PGC, Andover, Massachusetts, 74,000 square feet; TANO, New Orleans, Louisiana, 10,000 square feet; and, MC II, Dallas, Texas, 70,000 square feet. These leases are from one to five years with renewal options. The Company owns all of its manufacturing, assembly and testing equipment.

ITEM 3.   LEGAL PROCEEDINGS

On February 20, 1998, the Company and its subsidiary MC II filed suit against Herschel P. McCullough ("McCullough"), the former president and owner of MC II in an action styled Westwood Corporation and MC II Electric Company, Inc. v. Herschel P. McCullough, District Court of Tulsa County, State of Oklahoma, Case No. CJ-98-0876. The Company and MC II have alleged causes of action specifying breach of specific representations under the terms of the Stock Purchase Agreement under which the Company purchased the stock of MC II on May 28, 1997; breach of McCullough's Employment Agreement, and a request for a declaratory judgment relating to McCullough's Employment Agreement. McCullough has counter-claimed against the Company claiming the Company fraudulently induced McCullough to enter into the Stock Purchase Agreement and that it systematically froze him out under the Employment Agreement. The case is in the early stages of discovery and no trial date is set.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders for a vote during the fourth quarter of its fiscal year ending March 31, 1998.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ Small-Cap Market under the symbol WNMP. On March 31, 1998 there were 131 shareholders of record, and approximately 700 beneficial owners of the Company's common stock. The range of sales prices for the Company's common stock for the last two years, as reported by the National Association of Securities Dealers, Inc., and cash dividends declared were as follows:

          Quarter Ended               High Bid   Low Bid   Cash Dividends
          -------------               ---------  -------   --------------

          Mar. 31, 1998               $ 1-13/16  $ 1-1/4        $ .01
          Dec. 31, 1997                 2-5/16     1-1/2          .01
          Sept. 30, 1997                2-3/4      1-9/16         .01
          June 30, 1997                 2-1/2      1-5/16         .01

          Mar. 31, 1997               $ 1-3/4    $ 1-3/16       $ .01
          Dec. 31. 1996                 2-3/8      1-9/16         .01
          Sept. 30, 1996                2-5/16     1-7/8          .01
          June 30, 1996                 2-3/16     1-5/8          .01

The Company has paid dividends at the rate of $.01 per share per quarter since December, 1992. In view of the Company's acquisition strategy over the last two fiscal years, the Company will review its dividend policy to determine whether or not the small dividend given by the Company actually has a positive effect on its market price and whether or not the funds utilized in the cash dividends could be better utilized by the Company as a reduction of borrowings. Accordingly, no assurance can be given that the Company's current dividend policy will not be changed in the future based on factors of capital needs, financing and lending activities and requirements, and other matters. See, "Note 5, on page F-16".

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included in this report:

                                        Fiscal Years Ended March 31
                                  1998     1997     1996     1995     1994
                                --------  -------  -------  -------  -------
                                   (In thousands, except per share data)

      Sales                     $29,435   $33,408  $29,480  $31,928  $31,419
      Net Income (Loss)          (1,317)    1,631    1,237    1,625    2,126
      Total Assets               24,831    16,156   15,724   18,492   16,138
      Long-Term Debt              3,152       600       67       21      662
      Per Basic and Diluted
        Common Share*:
           Net Income (Loss)       (.19)      .24      .18      .24      .31
           Cash Dividends           .04       .03      .03      .03      .03

*Per share amounts have been adjusted to reflect 10% stock dividends declared in October, 1993, November, 1994, October, 1995, November, 1996, and November, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management comments regarding the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere.
The analysis includes the Company's wholly-owned subsidiaries NMP Corp., Roflan and Peter Gray Corp. Operations of TANO Corp. and MCII Electric Co. are included from date of acquisition, May 13, 1997 and May 28, 1997, respectively. Operations of RoxCorp are included only through September 30, 1997 when RoxCorp. was sold.

Twelve Months Ended March 31, 1998 and 1997
-------------------------------------------

For the fiscal year ended March 31, 1998, the Company incurred a net loss of $1,317,000 compared to net income of $1,631,000 for the previous year. The loss per share was $.19 compared to earnings per share of $.24 for the previous year. Total consolidated sales for the fiscal year ended March 31, 1998 declined 11.9% to $29,435,000 compared to $33,408,000 for the prior year.

Gross profit, as a percentage of sales declined to 16.3% compared to 23.9% for the previous year. Lower gross profit is due to a fourth quarter $430,000 increase in inventory reserves; the sale of RoxCorp., which had higher margins, in September, 1997; completion of long-term switchgear contracts in early fiscal 1998 and lower overall margins of the new mobile power system product line.
Also contributing to the overall net loss was a fourth quarter $440,000 impairment write-down of property and equipment at the Company's Peter Gray subsidiary.

Operating expenses increased 24.8% over the previous year primarily as a result of the TANO and MC II acquisitions. Interest expense increased 502% over the previous year as a result of the increased borrowing in connection with the TANO and MC II acquisitions.

A breakdown of sales by the Company's major product groups follows:

 .  Mobile power systems (MCII Electric Co.).
 .  Engineered automation and control systems (TANO Corp.)
 .  Marine electrical switchgear (NMP Corp.)
 .  Marine electrical hardware (NMP Corp./Peter Gray Corp.)

Mobile power systems sales, from May 28, 1997, the date of the MCII Electric acquisition to March 31, 1998, were $3,209,000. Sales for this product group were relatively low due to several factors that affected production and normal sales and margins. One of the company's major contracts, the TQG contract has a development phase that was only partially complete when the company was acquired. To complete the required development work, the Company focused considerable time and resources, and no sales revenues or margins were recorded during this phase. At year-end, the Company has provided for additional estimates to complete this development, and expects to begin production and develop sales revenues on this contract beginning in the fourth quarter of fiscal 1999. On another major contract, the Air Force MEP-12 program, it was necessary to fulfill past contract requirements before the Company could begin recognizing full sales and margins on shipments. This phase of the contract was completed in March, and the Company began making shipments under this contract recognizing normal sales and margins beginning in April.

Engineered automation and control systems sales, from May 13, 1997, the date of the TANO acquisition to March 31, 1998, were $7,630,000. The U.S. Coast Guard WLB/WLM buoy tender program was a major contract contributing to sales revenues during the period.

Marine electrical switchgear sales for the fiscal year ended March 31, 1998 declined 68.8% to $6,081,000 compared to $19,460,000 for the prior year. A declining backlog of major long-term switchgear contracts as a result of the down-turn in navy shipbuilding was the primary reason for the substantial decrease in sales revenues for this product line.

Marine electrical hardware sales for the fiscal year were $9,585,000, a 4.3% decrease compared to the previous year. A factor in the lower sales for the fiscal year was the negative impact on production output during the first quarter when certain manufacturing operations were relocated from Massachusetts to Tulsa.

Twelve Months Ended March 31, 1997 and 1996
-------------------------------------------

Net income for the fiscal year ended March 31, 1997 was $1,631,000, a 31.9% increase compared to $1,237,000 for the previous year. Earnings per share were $.24, compared to $.18 for the previous year.

Total consolidated sales for the fiscal year ended March 31, 1997 were $33,408,000, a 13.3% increase compared to $29,480,000 for the prior year. A breakdown of sales by product lines shows marine hardware sales of $10,014,000, an increase of 191% over the previous year, mainly as a result of the Roflan/Peter Gray acquisition in May, 1996. Sales of safety sealing products by RoxCorp were $3,934,000, an increase of 136% over the prior year, and primarily due to increased penetration into the telecommunication industry. Sales of engineered switchgear products by NMP Corp. declined 20% to $19,460,000, compared to $24,368,000 for the previous fiscal year. Lower production on the DDG-51 program due to the winding down of that contract was the major reason for the decline.

Gross profit, as a percentage of sales, improved to 23.9% compared to 18.9% for the prior year. The increase in sales of higher margin safety sealing systems, as well as cost reductions in certain switchgear products, accounted for most of the improvement in gross margin. Operating income increased to $2,718,000, a 34.9% increase over the previous year. Interest expense increased 47.5% to $87,000 as a result of increased borrowing.

Liquidity and Capital Resources
-------------------------------

Operating activities for the fiscal year ended March 31, 1998 resulted in net cash used of $3,247,000. During this period, cash was provided by major cash adjustments and sources of depreciation and amortization of $1,448,000 and impairment loss of $440,000; reductions in accounts receivable of $356,000 and inventories of $242,000; and increases in accounts payable of $2,491,000, and accrued liabilities of $192,000. Major uses of cash were the net loss of $1,317,000, the gain on sale of subsidiary of $797,000, increases in costs and estimated earnings in excess of billings on uncompleted contracts of $2,261,000; and reductions in billings in excess of costs and estimated earnings on uncompleted contracts of $3,156,000, and income taxes payable/receivable of $1,057,000.

Lower production activity and progress billings on major switchgear contracts, as well as heavy expenditures related to uncompleted MCII contracts that were only partially funded by progress billings, accounted for most of the activity related to contracts in process.

The acquisitions of TANO and MCII in the first quarter, and the sale of RoxCorp. in the second quarter were the significant investing activities affecting cash flow for the fiscal year ending March 31, 1998. To facilitate these acquisitions, the Company utilized available cash funds of $654,000, and borrowed a total of $4,500,000 of which $2,500,000 was under an amendment to the existing revolving credit agreement, and $2,000,000 under a short-term bank loan. In connection with the sale of RoxCorp., the Company received $2,389,000 and utilized $2,000,000 of the amount received to pay down its revolver loan balance with the balance used as working capital funds.

On September 5, 1997, the Company executed a new $6,500,000 credit agreement with NationsBank providing a $4,000,000 one year revolving line of credit, and a $2,500,000 5-year term loan. On February 23, 1998, the credit agreement was amended to provide an additional $400,000 term loan to mature September 5, 1998. The revolving line of credit has a borrowing base of acceptable receivables and inventories.

The Company's cash flow and working capital was impacted during the latter half of the fiscal year, both as a result of the loss for the period, but also due to the completion requirements of certain MCII contracts. Completion of those contracts required the expenditure of substantial funds which the Company could only partially recover through progress billings.

The Company anticipates it will request an increase in the current line of credit, but that as a result of progress on the MCII contracts, and the expected return to profitability for the fiscal year ending March 31, 1999, future funding requirements should be substantially lessened.

Forward Looking Information
---------------------------

Certain matters discussed in this report, excluding historical information, include forward-looking statements. Although the Company believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.

As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole relate to changes in general economic conditions in the United States; the availability and cost of capital; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company or its subsidiaries; conditions of the capital markets utilized by the Company to access capital to finance operations; and, to the extent the Company increases its investments and activities abroad, such investments and activities will be subject to foreign economies, laws, and regulations; and (ii) for the Company's defense related businesses, business conditions in the military and commercial industries served by the Company; Federal Government defense budgeting processes; compliance with Government contract and inspection programs; and other risk factors listed from time to time in the Company's reports with the Securities and Exchange Commission.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1. Financial Statements - The Financial Statement Index is found on page F-1, attached

2. Financial Statement Schedules - The Financial Statement Schedule Index is found on page F-1, attached

3.   List of Exhibits*

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

10.14 Roxtec Purchase Agreement (Reported on Form 8-K, filed September 30,
      1997)

22.1  Articles of Incorporation of NMP Corp.

22.2  Bylaws of NMP Corp.

27.  Financial Data Schedule

* Exhibits filed with prior reports by the Company.

(b)  REPORTS ON FORM 8-K

     No filings on Form 8-K were made during the last quarter of the fiscal year ending March 31, 1998.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WESTWOOD CORPORATION


By: /s/ Ernest H. McKee                      By: /s/ Richard E. Minshall
    -------------------------------              -------------------------------
        Ernest H. McKee                              Richard E. Minshall
        President and Director                       Director


By: /s/ Paul R. Carolus                      By: /s/ Anthony Pantaleoni
    -------------------------------              -------------------------------
        Paul R. Carolus                              Anthony Pantaleoni
        Secretary/Treasurer and Director             Director


By: /s/ John H. Williams
    -------------------------------
        John H. Williams
        Director



DATE:     June 29, 1998

                             WESTWOOD CORPORATION

            Index to Consolidated Financial Statements and Schedule



                                                                            Page
                                                                            ----

Covered by Report of Independent Auditors

     Report of Independent Auditors                                          F-2

     Consolidated Balance Sheets as of March 31,
        1998 and 1997..............................................          F-3

     Consolidated Statements of Operations for the
        Years ended March 31, 1998, 1997 and
        1996.......................................................          F-5

     Consolidated Statements of Stockholders' Equity
        for the Years ended March 31, 1998, 1997 and
        1996.......................................................          F-6

     Consolidated Statements of Cash Flows for the
        Years ended March 31, 1998, 1997 and 1996..................          F-7

     Notes to Consolidated Financial Statements for the
        Years ended March 31, 1998, 1997 and 1996..................          F-9

     Schedule for the Years ended March 31, 1998, 1997 and 1996:
            V - Valuation and Qualifying Accounts..................         F-27

Not Covered by Report of Independent Auditors:
     Selected Quarterly Financial Information (unaudited).........          F-26

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

[ERNST & YOUNG LLP LOGO]


                        Report of Independent Auditors

The Board of Directors
Westwood Corporation

We have audited the accompanying consolidated balance sheets of Westwood Corporation as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westwood Corporation at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                    ERNST & YOUNG LLP


                                    /s/ Ernst & Young LLP
                                     (Original Manually Signed)

Tulsa, Oklahoma
June 5, 1998

                             Westwood Corporation

                          Consolidated Balance Sheets

                                                                               MARCH 31
                                                                         1998              1997
                                                                 -----------------------------------
                                                                            (In Thousands)

ASSETS
Current assets:
 Cash and cash equivalents                                              $   574           $ 1,165
 Accounts receivable (including retainage receivable
   of $58,000 in 1998 and $767,000 in 1997),
   net of allowance for doubtful accounts of
   $65,000 in 1998 and $44,000 in 1997                                    4,390             4,485
 Note receivable--officer                                                    55                51
 Income tax receivable                                                      502                 -
 Costs and estimated earnings in excess of
   billings on uncompleted contracts                                      2,854               332
 Inventories:
   Raw materials and purchased parts                                      3,849             4,605
   Work-in-process                                                        1,786             1,210
                                                                 -----------------------------------
                                                                          5,635             5,815
 Prepaid expenses                                                           130               220
 Current deferred income taxes                                              354               553
                                                                 -----------------------------------
Total current assets                                                     14,494            12,621

Plant and equipment, at cost:
 Leasehold improvements                                                     820               768
 Machinery and equipment                                                  4,341             3,733
 Patterns and tools                                                         430               383
                                                                 -----------------------------------
                                                                          5,591             4,884
 Accumulated depreciation                                                (2,858)           (2,588)
                                                                 -----------------------------------
                                                                          2,733             2,296

Goodwill (net of accumulated amortization of
 $387,000 in 1998)                                                        6,725                 -

Long-term accounts receivable, retainage                                    816               980
Deferred charges (net of accumulated amortization
 of $768,000 in 1998 and $572,000 in 1997)                                   63               259
                                                                 -----------------------------------
Total assets                                                            $24,831           $16,156
                                                                 ===================================

                                                                               MARCH 31
                                                                        1998             1997
                                                                 ----------------------------------
                                                                         (In Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                       $ 3,971          $   886
 Income taxes payable                                                         -              612
 Accrued liabilities                                                      1,518              671
 Accrued rent                                                                81               81
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                                        855            1,087
 Current portion of long-term debt:
   Note payable                                                              51               47
   Payable to bank                                                        4,500                -
   Acquisition debt                                                         387                -
                                                                 ----------------------------------
                                                                          4,938               47
                                                                 ----------------------------------
Total current liabilities                                                11,363            3,384

Accrued rent                                                                215              325

Long-term debt:
 Payable to bank                                                          1,750                -
 Note payable                                                               526              600
 Acquisition debt                                                           876                -
                                                                 ----------------------------------
                                                                          3,152              600

Deferred income taxes                                                        18              372

Stockholders' equity:
 Preferred stock, 5,000,000 shares authorized,
   $.001 par value, no shares issued or
   outstanding                                                                -                -
 Common stock, 20,000,000 shares authorized,
   $.003 par value, 6,891,647 and 6,139,933
   shares issued and outstanding at March 31,
   1998 and 1997, respectively                                               21               18
 Capital in excess of par value                                           5,978            4,627
 Retained earnings                                                        4,084            6,830
                                                                 ----------------------------------
Total stockholders' equity                                               10,083           11,475
                                                                 ----------------------------------
Total liabilities and stockholders' equity                              $24,831          $16,156
                                                                 ==================================

See accompanying notes.

                             Westwood Corporation

                     Consolidated Statements of Operations




                                                               YEAR ENDED MARCH 31
                                                     1998             1997             1996
                                              --------------------------------------------------
                                                   (In Thousands, except earnings per share)

Sales                                               $29,435          $33,408          $29,480
 Cost of sales                                       24,640           25,410           23,897
                                              --------------------------------------------------
Gross profit                                          4,795            7,998            5,583

Operating expenses:
 Marketing and selling expenses                       2,269            1,710            1,426
 General and administrative expenses                  4,318            3,570            2,142
 Impairment loss                                        440                -                -
                                              --------------------------------------------------
                                                      7,027            5,280            3,568
                                              --------------------------------------------------
Operating income (loss)                              (2,232)           2,718            2,015

Other income (expense):
 Interest expense                                      (524)             (87)             (59)
 Gain on sale of subsidiary                             797                -                -
 Other                                                  (73)              33               58
                                              --------------------------------------------------
                                                        200              (54)              (1)
                                              --------------------------------------------------
Income (loss) before income taxes                    (2,032)           2,664            2,014

Provision (benefit) for income taxes                   (715)           1,033              777
                                              --------------------------------------------------
Net income (loss)                                   $(1,317)         $ 1,631          $ 1,237
                                              ==================================================

Basic and diluted earnings
 (loss) per share                                     $(.19)            $.24             $.18


See accompanying notes.

                             Westwood Corporation

                Consolidated Statements of Stockholders' Equity




                                                               Capital in
                                   Preferred       Common       Excess of      Retained
                                     Stock         Stock        Par Value      Earnings         Total
                                ------------------------------------------------------------------------
                                                         (In Thousands)

Balance at March 31, 1995               -             $15         $2,244       $ 6,785        $ 9,044
 Net income                             -               -              -         1,237          1,237
 Cash dividends paid
   ($.03 per share)                     -               -              -          (208)          (208)
 Stock dividend                         -               2          1,267        (1,269)             -
                                ------------------------------------------------------------------------
Balance at March 31, 1996                              17          3,511         6,545         10,073
 Net income                             -               -              -         1,631          1,631
 Cash dividends paid
   ($.03 per share)                     -               -              -          (229)          (229)
 Stock dividend                         -               1          1,116        (1,117)             -
                                ------------------------------------------------------------------------
Balance at March 31, 1997                              18          4,627         6,830         11,475
 Net loss                               -               -              -        (1,317)        (1,317)
 Stock issuance                         -               1            179             -            180
 Cash dividends paid
   ($.04 per share)                     -               -              -          (255)          (255)
 Stock dividend                         -               2          1,172        (1,174)             -
                                ------------------------------------------------------------------------
Balance at March 31, 1998               -             $21         $5,978       $ 4,084        $10,083
                                ========================================================================


See accompanying notes.

                             Westwood Corporation

                     Consolidated Statements of Cash Flows


                                                                 YEAR ENDED MARCH 31
                                                        1998            1997             1996
                                                 -------------------------------------------------
                                                                   (In Thousands)

OPERATING ACTIVITIES
Net income (loss)                                     $(1,317)         $ 1,631          $ 1,237
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                        1,448              754              521
   Impairment loss                                        440                -                -
   Gain on sale of subsidiary                            (797)               -                -
   Loss on asset disposals                                 32                -                2
   Deferred income taxes                                 (133)            (346)            (106)
   Cash flows impacted by changes in:
     Accounts receivable                                  356              754            3,199
     Costs and estimated earnings
       in excess of billings on
       uncompleted contracts                           (2,261)           2,657             (399)
     Inventories                                          242              327              740
     Prepaid expenses                                     102              (91)              (5)
     Long-term accounts receivable,
       retainage                                          171              322              (71)
     Accounts payable                                   2,491           (1,817)            (701)
     Accrued liabilities and rent                         192             (830)             (70)
     Billings in excess of costs and
       estimated earnings on
       uncompleted contracts                           (3,156)          (1,306)          (1,146)
     Income taxes payable/receivable                   (1,057)             260              287
                                                 -------------------------------------------------
Net cash provided by (used in) operating
 activities                                            (3,247)           2,315            3,488

                             Westwood Corporation

                                                                YEAR ENDED MARCH 31
                                                      1998              1997              1996
                                              -----------------------------------------------------
                                                                  (In Thousands)

INVESTING ACTIVITIES
Purchases of plant and equipment                     $  (450)          $  (110)          $  (257)
Proceeds from sales of plant and equipment                71                12                 -
Proceeds from sale of subsidiary                       2,389
Purchase of certain assets                            (2,080)              (69)             (325)
Acquisition of company, less
 cash acquired                                          (498)             (815)                -
Collections (advances) on officer loan                    (4)               49                70
Other                                                      -               (33)             (212)
                                              -----------------------------------------------------
Net cash used in investing activities                   (572)             (966)             (724)

FINANCING ACTIVITIES
Principal payments on debt                            (3,017)           (5,103)           (5,566)
Borrowings on debt                                     6,500             4,550             3,505
Dividends paid                                          (255)             (229)             (208)
                                              -----------------------------------------------------
Net cash provided by (used in)
 financing activities                                  3,228              (782)           (2,269)
                                              -----------------------------------------------------

Net increase (decrease) in cash                         (591)              567               495
Cash and cash equivalents at
 beginning of year                                     1,165               598               103
                                              -----------------------------------------------------
Cash and cash equivalents at end of year             $   574           $ 1,165           $   598
                                              =====================================================


See accompanying notes.

                             Westwood Corporation

                  Notes to Consolidated Financial Statements

                         March 31, 1998, 1997 and 1996

1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

Westwood Corporation ("Company"), a holding company, owns 100% of the outstanding shares of NMP Corp. ("NMP"), Roflan and Associates, Inc. ("Roflan") and through Roflan's ownership interest, 100% of the outstanding common stock of its wholly owned subsidiary, Peter Gray Corporation ("Peter Gray"). In April 1997, NMP spun-off its Rox Tec division and established a separate wholly owned subsidiary, Rox Corp. In May 1997, Westwood purchased the assets and liabilities of TANO Automation, Inc.'s Marine Automation Control Division and established a separate wholly owned subsidiary, Tano Corp.("TANO"). Westwood also purchased 100% of the outstanding shares of MCII Electric Co. ("MCII") in May 1997. In September 1997, the Company sold the net assets of Rox Corp. in a cash transaction.

NMP primarily manufactures and markets a diversified line of marine hardware products, primarily for the U.S. Navy. NMP is also engaged in the business of designing and manufacturing electrical distribution and signal switching equipment in accordance with specifications of the U.S. Navy for use on combat ships. Peter Gray is a commercial cold forger, serving mostly commercial markets within the United States. TANO designs, manufactures, sells and services electrical automation and control systems for both military and commercial ships and machinery plant automation and control systems. MCII designs, manufactures, sells and supports mobile generator sets for both military and commercial applications.

ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, in particular estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CONSOLIDATION POLICY

The consolidated financial statements include the account balances of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

                             Westwood Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The effect of changes in estimates of contract profits was to increase 1998 and 1997 net earnings by approximately $509,000 and $586,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding years.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.

DEPRECIATION

Plant and equipment are depreciated using the straight-line method over their estimated useful lives. Depreciation expense of $682,000, $520,000 and $364,000 is included in the 1998, 1997 and 1996 statements of operations, respectively, based on the utilization of the particular assets.

Major replacements and improvements are capitalized while minor replacements, maintenance and repairs which do not extend useful lives are expensed.

                             Westwood Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

AMORTIZATION OF DEFERRED CHARGES

Deferred charges represent amounts related primarily to certain costs of obtaining and developing new product lines. Deferred charges are being amortized by the straight-line method over their estimated useful lives.

GOODWILL

Goodwill, which represents the excess of cost over fair value of net assets of businesses acquired, is amortized on a straight line basis over periods not exceeding 15 years. On an ongoing basis, management reviews the valuation and amortization of goodwill, taking into consideration any events and circumstances which might have impaired the fair value. Goodwill is written down to fair value when declines in fair value are indicated, based upon expected cash flows related to the acquired business.

INCOME TAXES

The Company includes the operations of its subsidiaries in its consolidated federal income tax return. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities.

EARNINGS PER SHARE

During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." As such, basic earnings per share are based upon the sum of the average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options outstanding using the treasury stock method. However, none of the options outstanding were dilutive in 1998, 1997 and 1996, resulting in no difference between basic and dilutive earnings per share for each of the years presented.

                             Westwood Corporation

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 was adopted in the first quarter of fiscal 1997.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard, which is effective for fiscal years beginning after December 15, 1997, is a disclosure oriented standard and will not affect the Company's reported consolidated financial position, results of operations or cash flows.

In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities." The SOP is effective for fiscal years beginning after December 31, 1998, and requires start-up costs capitalized prior to that date be written off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs at March 31, 1998 (included as a component of deferred charges) will be fully amortized prior to the required adoption of this statement. The Company has determined that the impact of the adoption of SOP will not materially impact future operations.

2. ACQUISITIONS

On March 11, 1996, NMP acquired certain assets of a product line from Tabet Manufacturing Co., Inc. for $325,000 in cash. The transaction was accounted for as a purchase. A summary of the assets acquired in the transaction is as follows (in thousands):

          Inventory                                  $ 58
          Equipment                                   267
                                              ----------------
                                                     $325
                                              ================

The results of operations for this purchase have been included from the date of the acquisition. Results of operations of the product line prior to purchase by NMP were not significant when compared to the operations of the Company.

                             Westwood Corporation

2. ACQUISITIONS (CONTINUED)

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

During 1998, a change in the operational structure and decline in product demand of the Company's Peter Gray subsidiary resulted in the Company performing an evaluation of the valuation of the subsidiary's plant and equipment. Based upon the evaluation it was determined that Peter Gray's $1,100,000 in plant and equipment was impaired by $440,000 resulting in a write down to current fair value. The write down was included as a charge against 1998 operations. Fair value was based on estimated future cash flows to be generated by Peter Gray, discounted at a market rate of interest.

On May 13, 1997, the Company purchased the assets and liabilities of TANO Automation, Inc.'s Marine Automation Control Division for a total purchase price of $2,500,000. The transaction was accounted for as a purchase and accordingly, TANO's results of operations are included in the financial statements since the date of the acquisition. The net purchase price was subsequently reduced during 1998 to $2,080,000 as a result of a post-closing audit of TANO's balance sheet as per the purchase agreement. The purchase price was allocated to the respective net assets acquired based upon their respective fair values. The excess purchase price over the net assets acquired resulted in goodwill of approximately $1,712,000.

On May 28, 1997, the Company purchased 100% of the outstanding common stock of MCII Electric Company, Inc. for $2,000,000, plus 125,000 shares of the Company's common stock. The transaction was accounted for as a purchase and accordingly, MCII's results of operations are included in the financial statements since the date of the acquisition. The transaction involved the payment of $500,000 in cash plus three noninterest bearing annual installments of $500,000 each through May 28, 2000. The

                             Westwood Corporation

2. ACQUISITIONS (CONTINUED)

purchase price was allocated to the assets and liabilities assumed in the acquisition based upon their respective fair values. The excess purchase price over the net assets acquired resulted in goodwill of approximately $5,400,000.

The following selected unaudited pro forma information (in thousands, except per share amounts) is provided to present a summary of the combined results of the Company as if the acquisitions discussed above had occurred at the beginning of fiscal 1997, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations had the acquired businesses operated as of part of the Company for the years ended March 31, 1998 and 1997.

                                                       1998           1997
                                                   --------------------------

     Sales                                           $29,814        $43,297
     Net income (loss)                                (1,579)         1,905
                                                   --------------------------
     Basic and diluted earnings (loss) per share     $  (.23)       $   .28
                                                   ==========================

3. SALE OF ROX CORP.

On September 30, 1997, the Company sold the net assets of Rox Corp, for $881,000 in cash. In addition to the sales price, $1,666,000 in outstanding loans between Rox Corp. and the Company and its subsidiaries were paid in full by the purchaser.

Subsequent to the sale of Rox Corp. and the transfer of employees who have ownership in the Company to Rox Corp., the Company began subleasing office and warehouse space as well as providing other administrative services to Rox Corp. via an administrative services agreement. The agreement, which can be cancelled by either party with adequate notice, contains various market comparable prices for the services provided or space occupied. Additionally, the Company's NMP subsidiary sells materials and parts to Rox Corp. which resulted in revenues to the Company of $82,000 since the sale of Rox Corp.

                             Westwood Corporation

4. UNCOMPLETED CONTRACTS

At March 31, costs incurred on uncompleted contracts, estimated earnings and related contract billings to date are as follows:

                                                 1998            1997
                                           --------------------------------
                                                    (In Thousands)

     Costs incurred on uncompleted
      contracts                                $49,301         $54,867
     Estimated earnings                         14,888          17,106
                                           --------------------------------
                                                64,189          71,973
     Less contract billings to date             62,190          72,728
                                           --------------------------------
                                               $ 1,999         $  (755)
                                           ================================

     Included in the accompanying
      balance sheets under the
      following captions:
        Costs and estimated earnings
          in excess of billings on
          uncompleted contracts                $ 2,854         $   332
        Billings in excess of costs and
          estimated earnings on
          uncompleted contracts                    855           1,087
                                           --------------------------------
                                               $ 1,999         $  (755)
                                           ================================

Accounts receivable include approximately $1,603,000 and $340,000 of progress billings at March 31, 1998 and 1997, respectively.

                             Westwood Corporation

5. LONG-TERM DEBT

Long-term debt at March 31 consists of the following:

                                                   1998            1997
                                            ---------------------------------
                                                      (In Thousands)

     Revolving credit facility                    $3,600          $    -
     Notes payable to bank                         2,650               -
     Peter Gray note payable                         577             647
     MCII acquisition note                         1,263               -
                                            ---------------------------------
                                                   8,090             647
                                            ---------------------------------
     Less current maturities                       4,938              47
                                            ---------------------------------
                                                  $3,152          $  600
                                            =================================

Annual maturities on long-term debt are: 1999 -- $4,938,000; 2000 -- $989,000;
2001 -- $1,045,000; 2002 -- $868,000; and 2003 -- $250,000.

On May 27, 1997, the Company entered into a $2,500,000 term note and extended their existing $3,000,000 revolving credit facility. On September 5, 1997, the Company entered into a new revolving credit facility and term loan facility in the amount of $4,000,000 and $2,500,000, respectively, each bearing interest at the lender's prime rate (8.5% at March 31, 1998). The revolving credit facility expires September 5, 1998 and is based on a borrowing base of acceptable receivables and inventories. The term loan facility requires monthly principal payments, plus accrued interest of $41,667 through October, 2002. In February, 1998, the Company amended the credit agreement to allow for an additional term loan in the amount of $400,000 bearing interest at the lender's prime rate plus 1% (9.5% at March 31, 1998). The $400,000 term loan matures on September 5, 1998.

Each of the credit arrangements contain covenants relating to the maintenance of a cash flow to current maturity ratio, current ratio, debt to net worth ratio, net worth ratio, and working capital and is secured by accounts receivable and inventories of the Company's NMP, MCII, and TANO subsidiaries as well as the property and equipment of all of the Company's subsidiaries. The credit facility also restricts the declaration and payment of dividends to 50% of net income of the preceding fiscal year. At March 31, 1998, the Company was not in compliance with a covenant requiring the maintenance of the annual cash flow to current maturity ratio. The Company has obtained a waiver of the covenant violation for the year ended March 31, 1998.

                             Westwood Corporation

5. LONG-TERM DEBT (CONTINUED)

At March 31, 1998, $400,000 was available under the revolving credit facility. Borrowings on the revolving credit facility averaged $2,592,000, $306,000 and $111,000 per day during 1998, 1997 and 1996, respectively, with the highest month-end balance being $3,790,000, $2,000,000 and $1,500,000, respectively. The weighted average interest rate was 8.5%, 8.6% and 9.0% during 1998, 1997 and 1996, respectively.

In connection with the acquisition of MCII, the Company signed a $1,500,000 noninterest bearing note payable with the former owner of MCII. The note requires three annual installments, beginning in May 1998, of $500,000. The Company has recorded the obligation at a discount consistent with the rate obtainable from the lender of their existing revolving credit facility.

In connection with the acquisition of Peter Gray, the Company assumed a secured note payable due on November 1, 2001. The note is payable in monthly principal and interest installments of $8,000 through September 1999, followed by 24 monthly payments of $11,000, with a final payment of $335,000 due on November 1, 2001. Interest is computed at 8% per annum. The note is secured by the accounts receivable and leasehold improvements of Peter Gray.

At March 31, 1998, the fair value of the Company's MCII note payable cannot be determined given the uncertainty of the contingencies with the former owner of MCII as described in Note 7. At March 31, 1998 and 1997, the fair value of the rest of the Company's notes payable approximates the carrying value.

                             Westwood Corporation

6. INCOME TAXES

The components of the provisions for income taxes are as follows:

                                     1998             1997             1996
                              --------------------------------------------------
                                                 (In Thousands)

     Current:
      Federal                       $(550)          $1,158            $ 750
      State                           (32)             221              133
                              --------------------------------------------------
                                     (582)           1,379              883
     Deferred:
      Federal                        (120)            (310)             (95)
      State                           (13)             (36)             (11)
                              --------------------------------------------------
                                     (133)            (346)            (106)
                              --------------------------------------------------
                                    $(715)          $1,033            $ 777
                              ==================================================

The difference between the expected tax rate and the effective tax rate is primarily due to state income taxes as shown below:

                                     1998             1997            1996
                              --------------------------------------------------
                                                 (In Thousands)

     Expected provision for
      federal income taxes
      at the statutory rate         $(691)          $  906            $ 685
     State income taxes--net
      of federal benefit              (22)             114               76
     Other                             (2)              13               16
                              --------------------------------------------------
     Provision for income
      taxes                         $(715)          $1,033            $ 777
                              ==================================================

                             Westwood Corporation

6. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                   1998            1997
                                            --------------------------------
                                                      (In Thousands)

     Deferred tax liabilities:
      Long-term contracts                          $ 78           $131
      Tax over book depreciation
        and amortization                             91            428
                                            --------------------------------
     Total deferred tax liabilities                 169            559

     Deferred tax assets:
      Overhead allocations to inventory               1             90
      Inventory reserves                            282            346
      Warranty reserve                               47             57
      Accrued rent                                  101            154
      Other--net                                     74             93
                                            --------------------------------
     Total deferred tax assets                      505            740
                                            --------------------------------
     Net deferred tax asset                        $336           $181
                                            ================================

7. COMMITMENTS AND CONTINGENCIES

Subsequent to the acquisition of MCII, the Company was informed by U.S. government contract officials of concerns relating to the adequacy and accuracy of certain MCII contract accounting information. The Company believes it has fully responded to concerns raised. However, as a result of this notification and other information learned subsequent to the acquisition, the Company has filed several indemnification claims against the former owner of MCII, who has in turn filed counter claims against the Company. While initial settlement discussions have commenced, it is still uncertain as to the ultimate resolution of the claims. Any settlement under the indemnification provision would correspondingly reduce or increase the amount of goodwill associated with MCII and not materially impact operating results of the Company.

The Company has employment contracts through March 31, 2000 with its principal officers. These contracts provide for base salaries with an aggregate total annual salary commitment of $355,000. Bonus provisions are subject to the discretion of the Board of Directors of the Company.

                             Westwood Corporation

8. LEASES

The Company leases all of its premises and various equipment under non-cancelable operating lease agreements. The future minimum lease payments for all leases are as follows:

                       1999                             $  705,000
                       2000                                656,000
                       2001                                588,000
                       2002                                345,000
                       2003                                113,000
                                                     ----------------
                                                        $2,407,000
                                                     ================

In fiscal 1992, Peter Gray entered into a 10-year operating lease which provided for free rent during the first two years of the agreement. Additionally, the lease agreement contains escalation clauses which increased the lease payments after the fifth year of the agreement. Under generally accepted accounting principles, rent expense should be recognized on a straight-line basis on lease agreements like Peter Gray's. Of the above commitments, $296,000 and $406,000 has been recorded at March 31, 1998 and 1997, respectively, as accrued rent in order to recognize rent expense associated with the Peter Gray lease on a straight-line basis.

Rent expense incurred under operating lease agreements was $690,000, $496,000 and $438,000 for 1998, 1997 and 1996, respectively.

9. NOTE RECEIVABLE -- OFFICER

The note receivable from Ernest McKee, President of the Company, includes principal and accrued interest at prime plus 1/4%. The note was due on March 31, 1997 but was extended to March 31, 1999 with the final payment plus interest due at maturity. The note is secured by 366,667 shares of the Company's stock.

10. EMPLOYEE BENEFIT PLAN

The Company maintains 401(k) plans into which participating employees can defer up to 17% of their annual compensation up to a specified limit. The Company matches 100% of each participating employee's deferrals, not to exceed 3% of each participating employee's annual compensation. The Company contributions to the plans for 1998, 1997 and 1996 were $135,000, $122,000 and $120,000, respectively. The Company does not provide any post-retirement benefits other than the 401(k) plans.

                             Westwood Corporation

11. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company's operations are conducted within one business segment and its customers are primarily the United States government and companies engaged in the defense contractor industry located throughout the United States who have contracted with the United States government. During 1998, the Company had sales of 10% or more of total sales to a general contractor and the United States government accounting for approximately $4,151,000 and $4,108,000 of revenues, respectively. Two different general contractors accounted for approximately $11,488,000 and $7,244,000 of revenues in 1997 and approximately $11,550,000 and
$7,833,000 of revenues in 1996.

At March 31, 1998, approximately $1,568,000 (36 %) of accounts receivable, including current retainage, are due from two customers. The Company generally does not require collateral from its customers as progress billings are rendered to customers as the work is performed, which results in substantial receipt of amounts due prior to the time the products are shipped. Credit losses relating to customers in the defense contractor industry have not been significant.

The Company has been dependent upon long-term switch gear contracts relating to major new ship building programs for the bulk of its sales revenue. In recent years, one program has been a significant contributor to revenues. In 1996, the Company was notified that it was not awarded a new contract related to this ship building program. During 1998, this program was substantially completed and as a result, the Company experienced a significant decline in sales revenues. However, in 1998, as a result of recent acquisitions, the reduction in revenue was partially offset by revenue from long-term contracts relating to electrical generation systems and electrical automation and control systems as well as increased sales from other products.

12. STATEMENT OF CASH FLOWS

Cash payments for interest were $482,000, $87,000 and $78,000 and income taxes were $540,000, $1,120,000 and $596,000 for 1998, 1997 and 1996, respectively.

13. COMMON STOCK

The financial statements, including the earnings per share calculations, include the impact of three 10% stock dividends (with fractional shares rounded to the next highest share) approved by the Board of Directors of the Company on October 30, 1997, November 7, 1996, and October 19, 1995, respectively. These stock dividends resulted in an increase in the number of shares of common stock issued and outstanding by 626,714, 558,251

                             Westwood Corporation

13. COMMON STOCK (CONTINUED)

and 507,519 shares in 1998, 1997 and 1996, respectively. Earnings and dividends paid per share have been retroactively restated for the years ended March 31, 1997 and 1996 to reflect the impacts of these stock dividends.

The Company has two stock option plans covering directors and employees, respectively. The plans initially permitted the granting of five-year options for up to 321,000 shares and 483,000 shares of the Company's common stock at fair market value for directors and employees, respectively. In September 1996, the Board of Directors authorized, and the shareholders approved on November 7, 1996, the extension of the directors' options to ten years. Vesting of the 321,000 directors' options occurred six months after the grant date. For the employee's plan, vesting occurs as follows:

                 10% after                 1 year
                 15% after                 2 years
                 25% after                 3 years
                 25% after                 4 years
                 25% after                 5 years

On September 3, 1996, the Board of Directors of the Company authorized, and the shareholders approved on November 7, 1996, the issuance of new director options for 242,000 shares of the Company's common stock with vesting occurring on these options at a 20% annual rate beginning September 3, 1997. The contractual life of the vested options extends 10 years beyond the annual vesting date. On September 3, 1997, the Board of Directors of the Company authorized, and the shareholders approved on December 4, 1997, the issuance of an additional 55,000 shares of the Company's common stock to a new director of the Company. The contractual life and vesting structure of the newly granted options are the same as those granted on September 3, 1996.

                             Westwood Corporation

13. COMMON STOCK (CONTINUED)

A summary of the Company's stock option activity and related information for the years ended March 31 follows:

                             STOCK OPTIONS
                              OUTSTANDING      STOCK OPTIONS VESTED
                           -----------------   --------------------
                                    WEIGHTED               WEIGHTED
                                    AVERAGE                AVERAGE
                                    EXERCISE               EXERCISE
                           OPTIONS   PRICE     OPTIONS      PRICE
                           -----------------   --------------------
     At March 31, 1995     404,000    $1.81    193,000       $2.06

      Granted               65,000    $1.45
                           -------
     At March 31, 1996     469,000    $1.76    258,000       $1.91

      Granted              242,000    $1.75
                           -------
     At March 31, 1997     711,000    $1.76    344,000       $1.80

      GRANTED               55,000    $1.93
                           -------
     AT MARCH 31, 1998     766,000    $1.77    444,000       $1.80
                           =======

No options were exercised, cancelled, or forfeited during any of the three-year periods ending March 31, 1998. The number of options authorized and granted and the price per option have been adjusted to reflect the impact of the 10% stock dividends discussed above. The exercise price for options outstanding as of March 31, 1998 ranged from $1.45 to $2.39. The weighted average remaining contractual life of those options is 7.31 years.

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's director and employee stock options equal the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

                             Westwood Corporation

13. COMMON STOCK (CONTINUED)

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's director and employee stock options have characteristics significantly different from traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its director and employee options.

The fair value of the options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996; expected life of the stock options of 8, 5.74 and 5 years, respectively; volatility of the expected market price of the Company's stock of 59% (all years); risk free interest rate of 6.75%, 6.40% and 6.10%; respectively; and a 2% dividend yield rate (all years).

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's reported and pro forma information for the year ended March 31 is as follows:

                                           1998           1997         1996
                                        -------------------------------------
     Net income (loss):
      As reported                        $(1,317)        $1,631       $1,237
      Pro forma                          $(1,370)        $1,387       $1,237
     Net income (loss) per basic and
      diluted share
      As reported                        $  (.19)        $  .24       $  .18
      Pro forma                          $  (.20)        $  .20       $  .18
     Weighted average grant date
      fair value                         $  1.12         $  .93       $ 1.05

13. COMMON STOCK (CONTINUED)

Pro forma amounts for 1998 include compensation expense for the vested portion of options granted in 1998 and 1997 due to the graded vesting policy of these options. Pro forma amounts for 1997 include compensation expense for the vested director's options which were extended to a ten year life by the Board of Directors in September, 1996, since such an action required the remeasurement of the options at the extension date. Pro forma results for 1996 do not differ from actual results as the options granted during this year did not vest until the subsequent year. Since compensation expense from stock options is recognized over the future years' vesting period, pro forma amounts may not be representative of future years' amounts.

                             Westwood Corporation

14. EARNINGS PER SHARE

The following sets forth the computation of basic and diluted earnings (loss) per share for the years ended March 31:

                                           1998           1997           1996
                                        ----------------------------------------

     Numerator for basic and diluted
      earnings per share:
        Net income (loss--in thousands  $   (1,317)    $    1,631     $    1,237
                                        ========================================

     Denominator for basic and diluted
      earnings per share--weighted
      average shares *                   6,780,814      6,766,647      6,766,647
                                        ========================================

     Basic and diluted earnings (loss)
      per share                         $     (.19)    $      .24     $      .18
                                        ========================================

   * Adjusted for 10% stock dividends in 1998, 1997 and 1996. See Note 13.

                             Westwood Corporation

             Selected Quarterly Financial Information (Unaudited)


                                                                           BASIC AND DILUTED
                                                                              EARNINGS PER
                                             GROSS             NET          AVERAGE SHARE OF
                             SALES           PROFIT       INCOME (LOSS)      COMMON STOCK*
                       ----------------------------------------------------------------------
                                      (In Thousands, except earnings per share)

1998:
 First                      $6,574          $1,181         $  (133)                $(.02)
 Second                      7,920           1,775             277                   .04
 Third                       7,737           1,660             (70)                 (.01)
 Fourth                      7,204             179          (1,391)                 (.20)

1997:
 First                       7,789           1,681             347                   .05
 Second                      8,288           1,938             437                   .06
 Third                       8,911           2,097             464                   .07
 Fourth                      8,420           2,282             383                   .06

1996:
 First                      $9,448          $1,595         $   492                 $ .07
 Second                      6,773           1,215             306                   .04
 Third                       5,985           1,163             192                   .03
 Fourth                      7,274           1,610             247                   .04

*Restated to reflect the impact of the fiscal year 1998, 1997 and 1996, 10% stock dividends.

The first quarter of 1998 includes a special charge of $210,000 to reorganize and relocate certain manufacturing and engineering facilities. The second quarter of 1998 includes a $797,000 gain recognized on the sale of the Company's Rox Corp. subsidiary. The fourth quarter of 1998 includes the impact of a $440,000 impairment write-down of the Company's Peter Gray property and equipment combined with approximately $430,000 in inventory reserve additions.

                             Westwood Corporation

                 Schedule V -- Valuation and Qualifying Accounts




                                                    AMOUNTS          AMOUNTS
                                  BALANCE AT        ASSUMED          CHARGED                          BALANCE AT
                                  BEGINNING           IN            (CREDITED)                          END OF
         DESCRIPTION              OF PERIOD       ACQUISITION      TO EXPENSES       DEDUCTIONS         PERIOD
------------------------------------------------------------------------------------------------------------------
                                                                (In Thousands)

Year ended March 31, 1998:
 Allowance for doubtful
   accounts                          $ 44            $ -             $ 21              $ -               $ 65
 Reserves for inventory               850              -              (20)               -                830

Year ended March 31, 1997:
 Allowance for doubtful
   accounts                            25             19                -                -                 44
 Reserves for inventory               520             40              290                -                850

Year ended March 31, 1996:
 Allowance for doubtful
   accounts                            25              -                -                -                 25
 Reserves for inventory               495              -               25                -                520