Form 10-K/A
period 1998-03-31
WESTWOOD CORP/NV/
filed 1998-07-29
CIK 876884

FILED: July 29, 1998


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
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )
            ---

The approximate aggregate market value of the Registrant's common stock (based upon the June 29, 1998, closing sale price of the common stock as reported by NASDAQ) held by non-affiliates was approximately $5,045,427.00.

The number of outstanding shares of the Registrant's common stock as of June 29, 1998, was 6,891,647 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part I (Items 1, 2, 3 and 4), Part II (Items 5, 6, 7, 8 and 9) and Part IV (Item
14) are incorporated by reference from the Form 10-K filed by the Registrant on June 29, 1998.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     As of March 31, 1998, the Board of Directors consisted of Ernest H. McKee, Paul R. Carolus, Richard E. Minshall, Anthony Pantaleoni, and John H. Williams, Sr.

                        EXECUTIVE OFFICERS AND DIRECTORS

     NAME                            AGE                  POSITION
     ----                            ---                  --------

Ernest H. McKee                      60            President and Chairman of
                                                          the Board

Paul R. Carolus                      65            Secretary-Treasurer, Chief
                                                          Financial Officer and
                                                          Director

Richard E. Minshall                  60            Director

Anthony Pantaleoni                   59            Director

John H. Williams, Sr.                80            Director

     ERNEST H. MCKEE has served as President, Chief Executive Officer, and Chairman of the Board of Directors of Westwood Corporation since 1988.

     PAUL R. CAROLUS has served as Secretary-Treasurer, Chief Financial Officer, and a Director of Westwood Corporation since 1988. Mr. Carolus is a Certified Public Accountant, and a member of the American Institute of Certified Public Accountants.

     RICHARD E. MINSHALL has served as a Director of Westwood Corporation since 1988. Mr. Minshall is President and Chairman of the Board of Directors of Capital Advisors, Inc. of Tulsa, Oklahoma. Mr. Minshall is a Director of AAON, Inc., American Gilsonite, and First National Bank & Trust Company of Broken Arrow. Mr. Minshall is a member of the Oklahoma Society of Financial Analysts and the Oklahoma Bar Association.

     ANTHONY PANTALEONI has served as a Director of Westwood Corporation since 1988. Mr. Pantaleoni is a member of the law firm of Fulbright & Jaworski L.L.P., New York, New York. Mr. Pantaleoni is a Director of Universal Health Services, Inc., AAON, Inc., and Faircom, Inc.

     JOHN H. WILLIAMS, SR. was elected to the Company's Board of Directors on June 10, 1997. Mr. Williams is an honorary Director of The Williams Companies, Inc. (NYSE: WMB), of Tulsa, Oklahoma, having resigned as Chairman of the Board and Chief Executive Officer in late 1978. Mr.

Williams joined the Williams Brothers Company in 1946, and was elected President and Chief Executive Officer in 1950. In 1971, the name of the company was changed to The Williams Companies, Inc. Mr. Williams received his civil engineering degree from Yale University in 1940. Mr. Williams presently serves on the Board of Directors of Apco Argentina Inc., Unit Corporation (NYSE: UNT) and Willbros Group, Inc. (NYSE: WG).

     During the fiscal year ended March 31, 1998, the Board had four meetings. Each Director attended all meetings. In March, 1998, the Board of Directors created an Audit Committee composed of Richard E. Minshall, Anthony Pantaleoni and John H. Williams, Sr. Other than the Audit Committee, the Board of Directors presently has no other standing committees.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The following Tables I through III present information concerning the cash compensation and stock options provided to Messrs. McKee and Carolus. The notes to these tables provide more specific information regarding compensation.
Ernest H. McKee and Paul R. Carolus are the only Executive Officers of the Company. No other persons are considered to be executive officers or received compensation in excess of $100,000 for the fiscal year ended March 31, 1998.


                                    TABLE I

                          SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                    ANNUAL COMPENSATION(a)              COMPENSATION
                              ---------------------------------  --------------------------

                                                       OTHER
                                                      ANNUAL     SECURITIES       ALL OTHER
NAME AND                                               COMPEN-   UNDERLYING        COMPEN-
PRINCIPAL POSITION    YEAR   SALARY       BONUS       SATION(b)    OPTIONS        SATION(c)
------------------    ----   ------       -----       ---------  ----------       ---------

Ernest H. McKee       1998  $150,000     $ 75,000         --       ----            $4,500
 Chief Executive      1997   150,000      150,000         --     55,000 (d)         4,500
 Officer              1996   150,000      125,000         --     14,641 (e)         4,500

Paul R. Carolus       1998  $ 90,000     $ 40,000         --       ----            $4,500
 Chief Financial      1997    90,000       90,000         --     55,000 (d)         4,500
 Officer              1996    90,000       75,000         --     14,641 (e)         4,500

     (a)  Amounts shown include cash compensation earned by Executive Officers.

     (b) The value of other benefits to any Officer during fiscal year 1998 did not exceed the lesser of $50,000 or 10% of the Officer's total annual salary and bonus or fall within any other category requiring inclusion.

     (c) Amounts contributed to the Company's 401K Plan on behalf of the named Executive Officer.

     (d) Represents the issuance of a one-time grant of an Option on September 3, 1996, as automatically adjusted by the stock dividend occurring on December 22, 1996 and 1997, which Option shall vest at twenty percent (20%) per year on the anniversary date of such grant.

     (e) Represents the issuance of Options on March 20, 1996, as adjusted by a 10% stock dividend occurring on December 22, 1997.


                                   TABLE II

                       OPTION GRANTS IN LAST FISCAL YEAR

     No Option grants were made to Executive Officers during the last fiscal year.


                                   TABLE III

                          AGGREGATED OPTION EXERCISES
                            IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                     NUMBER OF          VALUE OF UNEXERCISED
                                                UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS
                                                 AT MARCH 31, 1998        AT MARCH 31, 1998
                                                -------------------     --------------------

                                                 EXER-      UNEXER-      EXER-       UNEXER-
                       ACQUIRED ON    VALUE     CISABLE     CISABLE     CISABLE      CISABLE
     NAME                EXERCISE   REALIZED      (a)         (b)         (a)          (b)
     ----              -----------  --------    -------     -------     -------      -------

Ernest H. McKee             $0         $0        92,630      48,400       $0           $0
Paul R. Carolus              0         $0        92,630      48,400       $0           $0

     (a) Represents grants of Options to acquire 16,106 shares annually on March 20, 1992 through 1997 to Messrs. McKee and Carolus pursuant to the 1992 Directors' Stock Option Plan, as amended on October 28, 1993 (the "Directors' Plan"). The shares issued under these Options have been automatically adjusted as a result of 10% stock dividends occurring annually on December 22, 1993 through 1997. The exercise prices of the 1992, 1993, 1994, 1995 and 1996 Option grants were $3.00, $3.125,
$3.50, $2.25 and $1.75, per share, respectively, which were the NASDAQ closing prices on the date of the grants ($1.86, $1.94, $2.39, $1.69, $1.45 and $1.76 per share, respectively, after automatic adjustment for the 10% stock dividends occurring annually on December 22, 1993 through 1997). The Options became exercisable six (6) months after the date of the grants, and will expire ten
(10) years from the date of grant.

     (b) On September 3, 1996, an additional one-time grant of an Option to acquire 60,500 shares (as adjusted for the 10% stock dividend occurring on December 22, 1997) was made to each of Messrs. McKee and Carolus pursuant to the Directors' Plan. The exercise price of these Option grants was $2.125 per share, which was the NASDAQ closing price on September 3, 1996. These Options will vest at the rate of 20% (12,100 shares) per year on September 3, 1997 through 2001.

     The Company maintains a 401K Plan which was effective January 1, 1989, and is available for participation by all employees without minimum age or service requirements. Each participating employee can defer up to 17% of his annual compensation to a specified limit. The Company matches 100% of the employee's deferrals, with such matching contributions not to exceed 3% of the employee's annual compensation. The Company's total contributions to the Plan for fiscal year 1998 were $135,000.

     Directors' fees are payable to each Director for attendance at all regular and special board meetings for the Company and NMP Corp. Messrs. McKee and Carolus, although Directors of each company, are not paid Directors' fees. Richard E. Minshall and Anthony Pantaleoni, the Company's outside Directors, have each been paid the sum of $6,000 for attendance at board meetings during the fiscal year ended March 31, 1998. Compensation of $1,500 per meeting to the outside Directors was originally determined as part of the Company's acquisition of NMP Corp. in March of 1988, and has continued thereafter to provide some compensation for the efforts and time expended by Messrs. Minshall, Pantaleoni and Williams. While there are only four to six scheduled meetings of the Board of Directors in Tulsa, Oklahoma, on a yearly basis, there is a substantial number of communications by and between the Directors throughout the course of the year which are not in any way compensated.


                            STOCK PERFORMANCE GRAPH

     The following graph compares the Company's five-year cumulative total return to the NASDAQ U.S. Stock Index and the S&P Electronic Defense Index over a period beginning on March 31, 1993, and ending on March 31, 1998. The total stockholder return assumes $100 invested on March 31, 1993, in the Company and each of the Indexes shown. It also assumes reinvestment of all dividends.

     The Company is in a unique industry and has few competitors manufacturing electrical generation and control equipment, primarily for military application, switching panel boards, switchboards, and electronic components. The Company's primary competitors are not publicly traded on any U.S. Stock Market and therefore, no financial data is obtainable for comparative purposes.

     With the acquisition of E. Systems, Inc. in mid-1995 and Loral Corp. in January of 1996, the S&P Electronic Defense Index is now composed solely of one company, EG&G, Inc. The public acquisitions of E. Systems, Inc. and Loral Corp., at substantial premiums over the then trading prices of these companies, has, in the Company's opinion, resulted in a substantial inflation of the performance of the S&P Electronic Defense Index for the period March 31, 1995 through March 31, 1998. Moreover, since the Defense Index contains only one company, it is not actually representative of an industry group or segment. The Company has explored other possible indexes for purposes of future reporting, but does not believe that any existing industry segment index provides meaningful comparisons as of this date.

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

                                   TABLE IV

               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
              AMONG WESTWOOD CORPORATION, NASDAQ U.S. STOCK INDEX
                      AND S&P ELECTRONIC DEFENSE INDEX**

                       [PERFORMANCE GRAPH APPEARS HERE]


                   TABULAR DESCRIPTION OF PERFORMANCE GRAPH

MEASUREMENT PERIOD        WESTWOOD         NASDAQ       S&P ELECTRONIC
(FISCAL YEAR COVERED)    CORPORATION  U.S. STOCK INDEX  DEFENSE INDEX
---------------------    -----------  ----------------  --------------

March 31, 1993              $100            $100             $100
FYE 03/31/94                 112             108              112
FYE 03/31/95                  80             119              123
FYE 03/31/96                  84             161              288
FYE 03/31/97                  75             189              285
FYE 03/31/98                  78             270              407

--------------------

Assumes $100 invested on March 31, 1993, in Westwood Common Stock, NASDAQ U.S. Stock Index and S&P Electronic Defense Index.

*    Total Returns assumes reinvestment of dividends.
**   Fiscal Year ended March 31, 1998

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

     4.   Reputation for quality;

     5. Expansion of product base and services, including development of new electrical generation and control devices, within the defense industry; and,

     6.   Diversification into commercial, non-defense related, products.

     The Board has no quantifiable compensation formulas or policies based on the six factors set forth above. For example, the annual salaries of Messrs. McKee and Carolus were increased only once during the fiscal year 1988 through fiscal year 1994 even though the Company's net worth and earnings per share continued to grow annually during that period. The salaries of Messrs. McKee and Carolus have remained the same for the last five fiscal years of the Company. The bonus compensation of Messrs. McKee and Carolus for the fiscal year ending 1998 was reduced from the fiscal year March 31, 1997 in recognition of decreased net earnings and in recognition of the tightening economic conditions in the defense industry. The amount of the reduction in bonus compensation was not based on a formula, nor was it based on an equivalent percentage determined by the smaller earnings of fiscal year 1998 as compared to fiscal year 1997. For the fiscal year ended March 31, 1998, Messrs. McKee and Carolus were awarded bonus compensation of $75,000 and $40,000 respectively, which represents a 50% decrease over the prior fiscal year.

     The decrease is not intended to reflect negatively on the performance of the Company's Executive Officers. Since approximately 1992, general economic conditions of corporations in the Tulsa, Oklahoma area as well as other corporations in the defense industry generally, indicated that the salary structures of Messrs. McKee and Carolus, were low. The level of bonus compensation was based in part on an effort to maintain the overall compensation packages of its Executive Officers in a competitive position with equivalent companies. However, rather than continue this practice, the Directors have determined to raise the base salary compensation of Messrs. McKee and Carolus and accordingly reduce bonus compensation.

     As amended effective March 31, 1998, Ernest H. McKee's salary was raised from $150,000 to $225,000 and the annual salary of Paul R. Carolus was raised from $90,000 to $130,000. The Board believes the new salary structure is competitive with equivalent corporations in the same or similar business sectors as the Company and is particularly appropriate given the efforts of the Executive Officers in transitioning the Company from a primarily engineered switchgear company to electrical generation and control products.

     The Board believes that a significant method of providing additional incentive compensation to its Officers is through the annual bonus. Messrs. McKee and Carolus, as Directors of the Company, also participate in options granted pursuant to the Directors' Plan, along with each of the other three Directors. However, as set forth in Tables II and III hereof, participation in the Directors' Plan cannot be said to provide an adequate incentive or award for the services of the Company's Officers.

     The Directors' Plan, which was adopted by the Shareholders of the Company in 1992, provided for the issuance of options to acquire 16,106 shares of the Company's Common Stock to Directors of the Company annually for a five-year period at an exercise price which is equal to the reported closing price of NASDAQ on the date of grant. In 1996, the Directors' Plan was amended to provide for the one-time grant of an option to acquire 60,500 shares (as adjusted for the 10% stock dividend occurring on December 20, 1996 and 1997) of the Company's Common Stock at an exercise price which is equal to the reported closing price of NASDAQ on September 3, 1996. The option vests 20% of the 60,500 shares on each of September 3, 1997, 1998, 1999, 2000 and 2001. The
Directors' Plan is automatic in that the amount of the grants and the computation of the exercise price are fixed by the Plan previously adopted by the Shareholders and no action by the Board of Directors is required to perfect the award. It was originally designed as an incentive to maintain appropriate members on the Board and to induce others to become members of the Board should that be in the best interest of the Company's shareholders.

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

     The Incentive Stock Option Plan originally provided that 300,000 shares of Common Stock were reserved for issuance upon exercise of options to be granted under the Incentive Stock Option Plan. The Incentive Stock Option Plan was automatically adjusted as a result of the 10% stock dividends occurring annually on December 22, 1993 through 1997. A total of 483,153 shares are now reserved for issuance under its terms. The Incentive Stock Option Plan is administered by the Board of Directors, which determines who shall receive options, the number of shares of Common Stock that may be purchased under options, the time and manner of exercise of options and option prices. The term of options granted under the Incentive Stock Option Plan may not exceed ten years (five years in the case of an incentive stock option granted to an optionee owning more than 10% of the voting stock of the Company (a "10% Holder")). The price for incentive stock options shall not be less than 100% of the "fair market value" of the shares of Common Stock at the time the Option is granted; provided, however, that with respect to an incentive stock option, in the case of a 10% Holder, the purchase price per share shall be at least 110% of such fair market value. The price for non-qualified options shall not be less than 75% of the "fair market value" of the shares of Common Stock at the time the option is granted. The aggregate fair market value of the shares of Common Stock as to which an optionee may exercise incentive stock options may not exceed $100,000 in any calendar year. Payment for shares of Common Stock purchased upon exercise of options is to be made in cash, check or other instrument, but in the discretion of the Board of Directors, may be made by delivery of other shares of Common Stock of the Company.

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

     On November 17, 1994, the Board of Directors approved the total issuance of options entitling key employees to obtain, in the aggregate, 146,410 shares of the Company's Common Stock (as adjusted by the 10% stock dividends occurring annually on December 22, 1994 through 1997), with said amount being issued to nine (9) employees as determined by the Board of Directors. For purposes of determining distributions and provisions of the stock option issuances to employees, Messrs. McKee and Carolus noted that they did not plan to participate in any way in the Incentive Stock Option Plan and therefore all Directors served to determine those individuals entitled to stock options. The issuance of the options to employees on November 17, 1994, contained an exercise price of $2.25 per share, which was the NASDAQ closing share price as of that date ($1.54 per share after automatic adjustment for the 10% stock dividends occurring annually on December 22, 1994 through 1997). Options granted to employees on November 17, 1994, are exercisable for a period of five (5) years except that no option may be exercised during the first six months following the date of the grant.
In the event of any of the employees' termination, for any reason, the options held on the date of termination may be exercised in whole or in part at any time within one (1) year after the date of termination. There have been no additional issuances of options under the Incentive Stock Option Plan since November 17, 1994.

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

     In 1996, the Directors' Plan was amended (the "1996 Amendment"), as approved by the Shareholders of the Company at the Annual Meeting, to provide for the one-time grant of an option to acquire 50,000 shares of the Company's Common Stock at $2.125 per share. The 1996 Amendment imposed a vesting schedule which vests 20% of the 50,000 shares on each of September 3, 1997 through 2001. Additionally, the 1996 Amendment increased the term of the Options granted pursuant to the Directors' Plan to ten (10) years from the grant date of each Option and, with respect to the one-time grant of an Option to purchase 50,000 shares, ten years from the vesting date of any 20% increment thereof. Finally, the 1996 Amendment increased the number of shares available under the Directors' Plan by an additional 200,000 shares from 266,200 to 466,200.

     The Directors' Plan was automatically adjusted as a result of the 10% stock dividends occurring annually on December 22, 1993 through 1997. The Directors' Plan was also increased as a result of an amendment approved by the Shareholders at the 1997 Annual Meeting of Shareholders ("1997 Amendment") which authorized the additional authorization of Options representing 55,000 shares of the Company's Common Stock to John H. Williams, Sr. as a result of his appointment to the Board of Directors. As a result of the 1997 Amendment and the 10% stock dividend occurring on December 22, 1997, a total of 512,820 shares are now reserved for issuance under its terms.

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

     The Directors' Stock Option Plan was originally adopted to provide additional incentive to Directors of the Company, the benefits of which would be tied directly to stock performance of the Company. Moreover, it was hoped that the Plan could partially compensate the three outside Directors, Messrs. Minshall, Pantaleoni and Williams, for the considerable amount of consulting and communication time spent by them outside of Board meetings. While compensated at the rate of $1,500 per Board meeting, this compensation only applies when they are actually in attendance at a Board meeting in Tulsa, Oklahoma. They are not otherwise compensated for their additional efforts during the year. Additionally, Ernest H. McKee and Paul R. Carolus, do not participate in the Company's Incentive and Non-Qualified Stock Option Plan. The only Options received by Messrs. McKee and Carolus are as part of the Directors' Stock Option Plan.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The following table sets forth information regarding the ownership of the Company's Common Stock by (i) each beneficial owner of more than 5% of the outstanding Common Stock, (ii) each Director, (iii) the Chief Executive Officer and the Chief Financial Officer, and (iv) the

Executive Officers and Directors as a group. The information is given as of March 31, 1998. Unless otherwise indicated, each of the Stockholders has sole voting and investment power with respect to the shares beneficially owned.

NAME OF OWNER OR                         NUMBER OF SHARES        PERCENT OF
IDENTITY OF GROUP                      OPTIONS(a)     TOTAL      OUTSTANDING
-----------------                      ----------   ---------    -----------

Ernest H. McKee                          92,630     1,533,670       22.3%
2902 E. 74th Street
Tulsa, Oklahoma  74136

Paul R. Carolus                          92,630       473,251        6.9%
8511 South Canton Avenue
Tulsa, Oklahoma  74137

Robert E. Lorton                           ----       348,491        5.1%
1440 South Owasso Avenue
Tulsa, Oklahoma  74120-5609

William J. Preston                         ----       658,458        9.6%
1717 Woodstead Court
The Woodlands, Texas  77380

Richard E. Minshall                      92,630       313,586(b)     4.6%
320 South Boston Avenue, Suite 1300
Tulsa, Oklahoma  74103

Anthony Pantaleoni                       92,630       206,605(c)     3.0%
666 Fifth Avenue
New York, New York  10103

Kennedy Capital Management, Inc.           ----       575,046(d)     8.3%
Gerald T. Kennedy, President
425 N. New Ballas Road, Suite 181
St. Louis, Missouri  63141

All Executive Officers and Directors    370,520     2,527,112       37.3%
as a Group (4 persons)


     (a) Includes Company stock options that vest on September 3, 1998, but are not exercisable until March 3, 1999.

     (b) Includes 206,597 shares of Common Stock owned beneficially by Mr. Minshall individually; 5,371 shares owned beneficially by Mr. Minshall's wife; 100,534 shares held beneficially by Capital Advisors, Inc., and 1,084 shares owned by Minshall & Company, Inc. Mr. Minshall is the Chief Executive Officer and controlling shareholder of Capital Advisors, Inc., and Minshall & Company, Inc.

     (c) Includes 56,705 shares of Common Stock owned beneficially by Mr. Pantaleoni, and an aggregate of 57,270 shares held equally in two trusts for the benefit of Mr. Pantaleoni's children (Mr. Pantaleoni disclaims beneficial ownership of these shares).

     (d) Represents Common Stock held in Discretionary Investment Advisory Accounts in a fiduciary capacity for investment purposes. Mr. Gerald T. Kennedy serves as President of Kennedy Capital Management, Inc., and is responsible for its investment decisions.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Messrs. McKee and Carolus have employment contracts with NMP Corp. through March 2000. These contracts, as amended effective March 31, 1998, provide for a base salary of $225,000 for Mr. McKee and $130,000 for Mr. Carolus. Bonus provisions are subject to the discretion of the Board of Directors of NMP Corp. Both contracts provide for other benefits to these individuals, including Company owned automobiles, club memberships, and reimbursement of business expenses. Although both contracts can be terminated by the Board of Directors of NMP Corp., at its discretion, each contract provides for continued salary payments through March of 2000.

     On February 1, 1991, after approval by the Board of Directors, NMP Corp. loaned Ernest McKee the sum of $315,000 pursuant to a secured promissory note and related pledge agreement. At the time the loan was made, the 333,334 shares of common stock owned by Mr. McKee, and pledged as collateral for the repayment of this loan, had a value approximately three times greater than the loan amount made available to him. Mr. McKee has made annual interest and principal payments on this indebtedness as agreed. The remaining principal balance of $50,000 is to be paid from Mr. McKee's bonus compensation awarded to him on March 31, 1998, when paid by the Company. Interest accrues on the principal balance at a rate equal to the Company's borrowing rate, currently New York Prime plus 1/4%. As of March 31, 1998, the 333,334 shares pledged by Mr. McKee had a value in excess of twelve times the principal amount of his indebtedness. The Board believes that the loan was made on a fair basis to Mr. McKee and the Company.

     Minshall & Company, Inc., provides services to the Company in regard to public news releases and public relations matters. A fee of $1,500 per month is paid to Minshall & Company, Inc., for these services. For the fiscal year ended March 31, 1997, the total sum of $18,000 was paid to Minshall & Company, Inc., in connection with these services.

     On September 30, 1997, the Company sold 100% of the issued and outstanding common shares of its wholly owned subsidiary, RoxCorp. to Roxtec Holding AB, a Swedish limited liability company. Michael A. McKee, a son of Ernest H. McKee, served as President of RoxCorp. prior to its sale and, in conjunction with the sale, continued to serve as President of RoxCorp. pursuant to an Employment Agreement entered into with Roxtec AB on the date of Closing. Michael A.

McKee's compensation and benefits with RoxCorp. were negotiated independently between himself and Roxtec AB in conjunction with the acquisition.

     In conjunction with the acquisition, NMP Corp., the Company's subsidiary located in Tulsa, Oklahoma, entered into an Administrative Services Agreement with RoxCorp. to provide transition services and facilities to RoxCorp. on a month-to-month basis including office and warehouse space, telephone, computer, human resources and engineering services. In consideration of these services, RoxCorp. agreed to pay a monthly fee of $11,023 per month. Either party can terminate the Administrative Services Agreement upon sixty (60) days' notice. The services provided, and the consideration to be received, were essentially identical to those previously provided based on the then inter-corporate expense allocation determined by NMP Corp. and RoxCorp. During the fiscal year ended March 31, 1998, NMP Corp. received the sum of $58,218 from RoxCorp. pursuant to the Administrative Services Agreement. Since March 31, 1998, RoxCorp. has acquired its own computer and information system and additional personnel in regard to engineering and human resources. Accordingly, it is anticipated that continued monthly payments from RoxCorp. to NMP Corp. will be reduced to approximately $8,300.

     Matthew E. McKee, a son of Ernest H. McKee, serves as Program Manager of NMP Corp.'s Hardware Line. For the Company's fiscal year ending March 31, 1998, Matthew E. McKee received salary of $53,385 and bonus compensation of $7,153. Matthew E. McKee's current salary is $58,000 per year with a car allowance of $500 per month. Mr. McKee obtained a B.B.A. degree from the University of Texas, College of Business in 1992 and has been employed in various management capacities at NMP Corp. since 1992.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WESTWOOD CORPORATION


                                 By:
                                     -------------------------------------------
                                     Ernest H. McKee, President

DATE: July 28, 1998