Form 10-Q
period 1998-06-30
WESTWOOD CORP/NV/
filed 1998-08-14
CIK 876884

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                    June 30, 1998
                               ------------------------------------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:                          0-19381
                        --------------------------------------------------------

                             WESTWOOD CORPORATION
            (Exact name of registrant as specified in its charter)


                 Nevada                                          87-0430944
--------------------------------------------------------------------------------

(State or other jurisdiction                (I.R.S. Employer Identification No.)
       of incorporation)

5314 South Yale Street, Tulsa, Oklahoma                      74135
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:             (918) 524-0002
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (x)  Yes                ( )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common                             Outstanding at August 14, 1998
------------------------------              ------------------------------
Common Stock, $.003 par value                         6,891,647

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        -------

Part I    Financial Information:

          Consolidated Balance Sheets as of
          June 30, 1998 and March 31, 1998                                 1

          Consolidated Statement of Income for the
          First Quarter ended June 30, 1998 and 1997                       3

          Consolidated Statement of Cash Flows for the
          Three Months ended June 30, 1998 and 1997                        4

          Notes to Consolidated Financial Statements                       5

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    6


Part II   Other Information:

          Item 1.        Legal Proceedings

          Item 2.        Changes in Securities               (None)

          Item 3.        Defaults Upon Senior Securities     (None)

          Item 4.        Submission of Matters to a Vote of
                         Security Holders                    (None)

          Item 5.        Other Information                                 9

          Item 6.        Exhibits and Reports on Form 8-K    (None)        9

Signatures                                                                 9

                              WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                JUNE 30    March 31
                                                 1998        1998
                                              -----------  ---------
                                              (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                    $       245  $     574
 Accounts receivable (including retainage
  receivable of $61,000 at June 30, 1998
  and $58,000 at March 31, 1998), net of
  allowance for doubtful accounts                   2,835      4,390
 Note receivable - Officer                             56         55
 Income tax receivable                                477        502
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                 3,188      2,854
 Inventories:
  Raw materials and purchased parts                 3,570      3,849
  Work-in-process                                   2,209      1,786
                                                 --------    -------
                                                    5,779      5,635
 Prepaid expenses                                     164        130
 Current deferred income taxes                        373        354
                                                 --------    -------

Total current assets                               13,117     14,494

Plant and equipment, at cost:
 Leasehold improvements                               815        820
 Machinery and equipment                            4,448      4,341
 Patterns and tools                                   430        430
                                                 --------    -------
                                                    5,693      5,591
Accumulated depreciation                          ( 3,082)    (2,858)
                                                 --------    -------
                                                    2,611      2,733

Goodwill (net)                                      6,607      6,725

Long-term accounts receivable, retainage              734        816
Deferred charges & other                               57         63
                                                 --------    -------

Total Assets                                     $ 23,126    $24,831
                                                 ========    =======

See accompanying notes

                              WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       JUNE 30  March 31
                                                        1998      1998
                                                       -----------------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                      $ 2,345   $ 3,971
 Accrued liabilities                                     1,328     1,518
 Accrued rent                                               81        81
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                        759       855
 Current portion of long-term debt:
  Payable to bank                                        4,900     4,500
  Note payable                                              51        51
  Acquisition debt                                         387       387
                                                       -------   -------
                                                         5,338     4,938
                                                       -------   -------

Total current liabilities                                9,851    11,363

Accrued rent                                               188       215

Long-term debt:
 Payable to bank                                         1,625     1,750
 Note payable                                              506       526
 Acquisition debt                                          876       876
                                                       -------   -------
                                                         3,007     3,152
                                                       -------   -------
Deferred income taxes                                       18        18

Stockholders' equity:
 Preferred stock, 5,000,000 shares authorized,
  $.001 par value, no shares issued and outstanding          -         -
 Common stock, 20,000,000 shares authorized,
  $.003 par value, 6,891,647 and 6,891,647
  shares issued and outstanding at June 30,
  1998 and March 31, 1998, respectively                     21        21
 Capital in excess of par value                          5,978     5,978
 Retained earnings                                       4,063     4,084
                                                       -------   -------
Total stockholders' equity                              10,062    10,083
                                                       -------   -------

Total liabilities and stockholders' equity             $23,126   $24,831
                                                       =======   =======

See accompanying notes.

                              WESTWOOD CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                 (In Thousands)


                                                          FIRST QUARTER ENDED
                                                                 JUNE 30
                                                          1998           1997
                                                          -------------------
                                                              (Unaudited)

 Sales                                                    $7,499       $6,574

 Cost of sales                                             6,052        5,393
                                                          ------       ------

 Gross profit                                              1,447        1,181

Operating expenses:
  Selling, general & administrative                        1,214        1,140
  Special charge                                               -          210
                                                          ------       ------
                                                           1,214        1,350

Operating income (loss)                                      233         (169)

Other income (expense):
  Interest expense                                          (164)         (66)
  Other income (expense)                                       4           20
                                                          ------       ------

                                                            (160)         (46)
                                                          ------       ------

Income (loss) before taxes                                    73         (215)

Provision (benefit) for income taxes                          25          (82)
                                                          ------       ------

Net income (loss)                                         $   48       $ (133)
                                                          ======       =======


Basic, and diluted, earnings
(loss) per share                                          $ .007       $ (.019)

Cash dividends per share                                  $ .010       $  .009


See accompanying notes

                              WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                               Three Months Ended
                                                     June 30
                                                 1998       1997
                                               -------------------
                                                   (Unaudited)

OPERATING ACTIVITIES
Net income (loss)                              $    48     $  (133)
Adjustments to reconcile net income (loss)
  to cash used in operations:
Depreciation and amortization                      224         184
Amortization of goodwill                           118          19
Deferred income taxes                              (19)        209
Cash flows impacted by changes in:
  Accounts receivable                            1,555       1,351
  Costs and estimated earnings in excess
    of billings on uncompleted contracts          (334)       (773)
 Inventories                                      (144)       (652)
 Prepaid expenses                                  (34)         24
 Long-term accounts receivable, retainage           82           7
 Deferred charges                                    6        (172)
 Accounts payable                               (1,626)        586
 Accrued liabilities and rent                     (217)       (196)
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                (96)        340
 Income taxes payable/receivable                    25        (783)
 Other                                              (1)       (102)
                                               -------     -------
Net cash used in operating activities             (413)        (91)

INVESTING ACTIVITIES
Purchase of plant and equipment                   (102)        (44)
Acquisition of TANO                                  -      (2,000)
Acquisition of MCII                                  -        (500)
                                               -------     -------
Net cash used in investing activities             (102)     (2,544)

FINANCING ACTIVITIES
Principal payments on debt                        (145)     (2,882)
Borrowings on debt                                 400       4,700
Dividends paid                                     (69)        (61)
                                               -------     -------
Net cash provided by financing activities          186       1,757
                                               -------     -------

Net decrease in cash                              (329)       (878)
Cash at beginning of period                        574       1,165
                                               -------     -------
Cash at end of period                          $   245     $   287
                                               =======     =======
See accompanying notes.

                             WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1998


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., Roflan Associates, Inc. (and its wholly-owned subsidiary Peter Gray Corporation), TANO Corp., and MCII Electric Company, Inc. Operations of TANO Corp and MCII Electric are included beginning June 1997, and operations of RoxCorp are included through September 1997, when this company was sold. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal first quarter ended June 30, 1998 may not necessarily be indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1998.

Note 2 - Common Stock
---------------------

The financial statements, including earnings per share calculation, reflect 10% stock dividend declared in November 1997.

                              WESTWOOD CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1998

GENERAL
-------

Results of Operations - First Quarter Ended June 30, 1998 and 1997
------------------------------------------------------------------

For the first quarter ended June 30, 1998, the Company had net income of $48,000 compared to a net loss of $133,000 for the same quarter of the previous year. Net income per share was $.007 compared to a net loss of $.019 per share for the prior year.

Consolidated sales for the first quarter ended June 30, 1998 increased 14.1% to $7,499,000 compared to $6,574,000 for the previous year. A major factor in this increase was higher sales revenues from shipments of mobile power systems by MCII. However, lower sales of marine electrical switchgear products by NMP Corp. partially offset the increase. Also, last year's first quarter operations included RoxCorp. sales.

Gross profit, as a percentage of sales, increased to 19.3% compared to 18.0% for the prior year. Higher margins at MCII were a significant factor in this improvement.

Operating income for the quarter was $233,000 compared to an operating loss of $169,000 last year, which included a special charge of $210,000 to reorganize and relocate certain manufacturing and engineering operations in Tulsa, as well as relocate Roflan's manufacturing operations from Massachusetts to Tulsa. Interest expense increased 148.5% over last year, primarily due to the higher level of debt as a result of recent acquisitions.

A breakdown of sales by the Company's major product groups follows:

Mobile power system sales for the first quarter were $3,191,000, compared to $111,000 for last year reflecting the May 28, 1997 acquisition of MCII. The sales increase was mainly a result of shipments under the Air Force MEP-12 contract.

Sales of marine electrical hardware products for the quarter were $2,183,000, a 27.7% increase over the same period last year. Higher shipments of symbol items and titanium products contributed substantially to the increase in sales.

Engineered automation and control system sales were $1,323,000, a 10.3% increase over the amount included in last year's first quarter, when TANO was acquired in May, 1997.

Marine electrical switchgear sales revenue for the first quarter decreased 64.4% to $802,000, compared to $2,252,000 for the same period last year, and reflects the completion of the DDG-51 contract and resulting lower backlog for this product group.

Liquidity and Capital Resources
-------------------------------

Operating activities for the three months ended June 30, 1998 resulted in net cash used of $413,000. During this period, net income provided cash of $48,000, with major operating adjustments and sources being depreciation of $224,000, amortization of goodwill of $118,000 and decreases in accounts receivable of $1,555,000. Major uses of cash in operating activities were increases in costs and estimated earnings in excess of billings of $334,000, and increases in inventories of $144,000, reductions in accounts payable of $1,626,000, accrued liabilities of $217,000, and billings in excess of costs and estimated earnings on uncompleted contracts of $96,000.

A major factor in the substantial decrease in accounts receivable was the collection of large progress billings at MCII and corresponding payments of accounts payable which also reflect a significant decrease.

On July 10, 1998 the credit agreement with NationsBank was amended to provide a $600,000 increase to the $400,000 term loan that was executed on February 23, 1998. The amended $1,000,000 term loan facility matures September 5, 1998, along with the Company's $4,000,000 one year revolving line of credit. The Company has begun initial discussions with the bank to review the existing credit line.

The Company is currently in discussion with the U.S. Government regarding contractual payment terms related to shipments in connection with the major TQG reengineering contract at MCII. Until this situation is resolved, future funding requirements may increase.

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

As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole relate to changes in general economic conditions in the United States; the availability and cost of capital; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or it subsidiaries or which may be brought against the Company or its subsidiaries; conditions of the capital markets utilized by the Company to access capital to finance operations; and, to the extent the Company increases its investments and activities abroad, such investments and activities will be subject to foreign economies, laws, and regulations; and (ii) for the Company's defense related business, business conditions in the military and commercial industries served by the Company; Federal Government defense budgeting process; compliance with Government contract and inspection programs; and other risk factors listed from time to time in the Company's reports with the Securities and Exchange Commission.

                          PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

A quarterly dividend of $.01 per common share was declared to stockholders of record on June 1, 1998, and paid on June 22, 1998. Because the Company reported a loss from operations as of the end of its March 31, 1998 fiscal year end, the Company was required to obtain a waiver from its lender to pay the June quarterly dividend. While the Company believes that it can continue to obtain waivers for the payment of subsequent quarterly dividends, as discussed in its Form 10-K for the fiscal year ended March 31, 1998, no assurance to that effect can be made. In addition, no assurance can be given that the Company's current dividend policy will not be changed in the future based on factors of capital needs, financing and lending activities and requirements, and other matters.

ITEM 6.   REPORTS ON FORM 8-K

There were no filings of Reports on Form 8-K for the period covered by this Form 10-Q.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: August 14, 1998               WESTWOOD CORPORATION



                                    By:      /s/ Ernest H. McKee
                                         ---------------------------------------
                                             Ernest H. McKee, Director
                                             President and
                                             Chief Executive Officer


                                    By:      /s/ Paul R. Carolus
                                         ---------------------------------------
                                             Paul R. Carolus, Director
                                             Secretary/Treasurer and
                                             Chief Financial Officer