Form 10-Q
period 1998-09-30
WESTWOOD CORP/NV/
filed 1998-11-17
CIK 876884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               September 30, 1998
                               ----------------------------------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ______________________

Commission File Number:                         0-19381
                        -----------------------------------------------------

                              WESTWOOD CORPORATION
             (Exact name of registrant as specified in its charter)

                Nevada                                   87-0430944
---------------------------------------     ------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
          of incorporation)

5314 South Yale Street, Tulsa, Oklahoma                    74135
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (918) 524-0002
                                                         --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (x)  Yes                      ( )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common                        Outstanding at November 12, 1998
-----------------------------          ------------------------------------
Common Stock, $.003 par value                        6,891,647

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        -------



Part I    Financial Information:

          Consolidated Balance Sheets as of
          September 30, 1998 and March 31, 1998                            1

          Consolidated Statements of Income for
          the Second Quarter and Six Months ended
          September 30, 1998 and 1997                                      3

          Consolidated Statements of Cash Flows
          for the Six Months ended September 30,
          1998 and 1997                                                    4

          Notes to Consolidated Financial Statements                       5

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                       6

Part II   Other Information:

          Item 1.  Legal Proceedings     (None)

          Item 2.  Changes in Securities      (None)

          Item 3.  Defaults Upon Senior Securities      (None)

Item 4.   Submission of Matters to a Vote
          of Security Holders      (None)

          Item 5.  Other Information                                      10

          Item 6.  Exhibits and Reports on Form 8-K                       10

Signatures                                                                11

                              WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                               SEPTEMBER 30   March 31
                                                   1998         1998
                                               -------------  ---------
                                                (Unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                         $    651    $   574
 Accounts receivable (including retainage
   receivable of $44,376 at September 30,
   1998,and $58,000 at March 31, 1998), net
   of allowance for doubtful accounts                 3,667      4,390
  Note receivable - Officer                              57         55
 Income tax receivable                                  161        502
 Costs and estimated earnings in excess of
   billings on uncompleted contracts                  1,269      2,854
 Inventories:
   Raw materials and purchased parts                  3,712      3,849
   Work-in-process                                    2,222      1,786
                                                   --------    -------
                                                      5,934      5,635
 Prepaid expenses                                       164        130
 Current deferred income taxes                          343        354
                                                   --------    -------

Total current assets                                 12,246     14,494

Plant and equipment, at cost:
 Leasehold improvements                                 815        820
 Machinery and equipment                              4,560      4,341
 Patterns and tools                                     430        430
                                                   --------    -------
                                                      5,805      5,591
Accumulated depreciation                            ( 3,294)    (2,858)
                                                   --------    -------
                                                      2,511      2,733

Goodwill (net)                                        6,488      6,725

Long-term accounts receivable, retainage                668        816
Deferred charges & other                                 43         63
                                                   --------    -------

Total Assets                                        $21,956    $24,831
                                                   ========    =======


See accompanying notes

                              WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                  SEPTEMBER 30   March 31
                                                      1998         1998
                                                  -------------  --------
                                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                      $ 1,952    $ 3,971
 Accrued liabilities                                     1,497      1,518
 Accrued rent                                               81         81
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                       413        855
 Current portion of long-term debt:
   Payable to bank                                       5,000      4,500
   Note payable                                             51         51
   Acquisition debt                                        387        387
                                                       -------    -------
                                                         5,438      4,938
                                                       -------    -------

Total current liabilities                                9,381     11,363

Accrued rent                                               161        215

Long-term debt:
 Payable to bank                                         1,500      1,750
 Note payable                                              486        526
 Acquisition debt                                          876        876
                                                       -------    -------
                                                         2,862      3,152
                                                       -------    -------

Deferred income taxes                                       18         18

Stockholders' equity:
 Preferred stock, 5,000,000 shares authorized,
   $.001 par value, no shares issued and
   outstanding                                               -          -
 Common stock, 20,000,000 shares authorized,
   $.003 par value, 6,891,647 shares issued
   and outstanding at September 30, 1998
    and March 31, 1998, respectively                        21         21
 Capital in excess of par value                          5,978      5,978
 Retained earnings                                       3,535      4,084
                                                       -------    -------
Total stockholders' equity                               9,534     10,083
                                                       -------    -------

Total liabilities and stockholders' equity             $21,956    $24,831
                                                       =======    =======


See accompanying notes

                              WESTWOOD CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In Thousands)

                                           SECOND QUARTER ENDED    SIX MONTHS ENDED
                                               SEPTEMBER 30         SEPTEMBER 30
                                              1998       1997       1998     1997
                                           ---------------------  -----------------
                                                (Unaudited)          (Unaudited)

Sales                                         $8,724     $7,920   $16,223   $14,494

Cost of sales                                  8,211      6,145    14,623    11,538
                                              ------     ------   -------   -------

Gross profit                                     513      1,775     1,960     2,956

Operating expenses:
  Selling, general & admin.                    1,238      1,984     2,452     3,124
  Special charge                                   -          -         -       210
                                              ------     ------   -------   -------
                                               1,238      1,984     2,452     3,334
                                              ------     ------   -------   -------

Operating loss                                  (725)      (209)     (492)     (378)

Other income (expense):
  Interest expense                              (170)      (187)     (334)     (253)
  Other income                                    92         46        96        66
  Gain on sale of subsidiary                       -        797         -       797
                                              ------     ------   -------   -------

                                                 (78)       656      (238)      610
                                              ------     ------   -------   -------

Income (loss) before taxes                      (803)       447      (730)      232

Provision for income taxes                      (275)       170      (250)       88
                                              ------     ------   -------   -------
Net income (loss)                             $ (528)    $  277   $  (480)  $   144
                                              ======     ======   =======   =======

Basic, and diluted, earnings
(loss) per share                              $(.077)   $  .040   $ (.070)  $  .021

Cash dividends per share                      $    -    $  .010   $  .010   $  .020


See accompanying notes

                              WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                     Six Months Ended
                                                                       September 30
                                                                      1998       1997
                                                                --------------------------
OPERATING ACTIVITIES                                                    (Unaudited)

Net income (loss)                                                   $  (480)     $   144
Adjustments to reconcile net income (loss)
  to cash provided by (used in) operations:
Depreciation and amortization                                           436          279
Amortization of goodwill                                                237          141
Deferred income taxes                                                    11            -
Cash flows impacted by changes in:
  Accounts receivable                                                   723        1,061
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                              1,585         (844)
  Inventories                                                          (299)      (1,808)
  Prepaid expenses                                                      (34)         (74)
  Long-term accounts receivable, retainage                              148          (85)
  Deferred charges                                                       20          148
  Accounts payable                                                   (2,019)         890
  Accrued liabilities and rent                                          (75)        (522)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                  (442)         408
  Income taxes payable/receivable                                       341         (585)
  Other                                                                  (2)        (177)
                                                                    -------      -------

Net cash provided by (used in) operating activities                     150       (1,024)

INVESTING ACTIVITIES

Purchase of plant and equipment                                        (214)        (206)
Acquisition of TANO                                                       -       (2,000)
Acquisition of MCII                                                       -         (500)
                                                                    -------      -------

Net cash used in investing activities                                  (214)      (2,706)

FINANCING ACTIVITIES

Principal payments on debt                                             (540)      (2,905)
Borrowings on debt                                                      750        5,900
Dividends paid                                                          (69)        (124)
                                                                    -------      -------

Net cash provided by financing activities                               141        2,871
                                                                    -------      -------

Net increase (decrease) in cash                                          77         (859)

Cash at beginning of period                                             574        1,165
                                                                    -------      -------

Cash at end of period                                               $   651      $   306
                                                                    =======      =======

See accompanying notes

                              WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30,  1998


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., Roflan Associates, Inc. (and its wholly-owned subsidiary Peter Gray Corporation), TANO Corp., and MCII Electric Company, Inc. Operations of TANO Corp and MCII Electric are included beginning June 1997, and operations of RoxCorp are included through September 1997, when this company was sold. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal second quarter ended September 30, 1998 may not necessarily be indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1998.

Note 2 - Common Stock
---------------------

The financial statements, including earnings per share calculation, reflect a 10% stock dividend declared in November 1997.

                              WESTWOOD CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1998


GENERAL
-------

Results of Operations - Second Quarter Ended September 30, 1998 and 1997
------------------------------------------------------------------------

For the second quarter ended September 30, 1998, the Company had a net loss of $528,000 compared to net income of $277,000 for the same quarter last year, which included a pretax gain of $797,000 from the sale of a subsidiary. Net loss per share was $.077 compared to net earnings of $.040 per share for the prior year.

Consolidated sales for the second quarter ended September 30, 1998 increased 10.2% to $8,724,000 compared to $7,920,000 for the previous year. A major factor in this increase was substantially higher sales revenues from shipments of mobile power systems by MCII. Offsetting this increase, however, were lower sales of marine electrical hardware products, marine electrical switchgear, and engineered automation and control systems.

Gross profit, as a percentage of sales, decreased to 5.9% compared to 22.4% for the prior year. During the second quarter the Company incurred significant completion costs to meet the critical delivery date of the first article test units of the pre-production phase in the TQG development contract. The Company recorded contract revenues of $1,598,000 on delivery of the test units. However, as a result of the additional costs incurred in meeting the delivery dates the Company recorded additional contract losses of $478,000. Also, in comparison with the same quarter last year, that period's gross profit included Rox Corp. sales which had high gross margins.

For the second quarter, the Company incurred an operating loss of $725,000 compared to an operating loss of $209,000 for the same quarter last year. Operating expenses decreased by 37.6% compared to last year, which included RoxCorp. operations.

A breakdown of sales by the Company's major product groups follows:

Mobile power systems sales for the second quarter were $4,840,000, compared to $207,000 for last year. The sales increase was mainly a result of shipments under the Air Force MEP-12 contract, as well as shipment of the TQG first article test units.

Sales of marine electrical hardware products for the second quarter were $1,864,000, a 32.1% decrease compared to the same quarter last year. Lower shipments of symbol items and titanium products accounted for most of the comparative decrease in sales.

Engineered automation and control system sales were $985,000, a 50.4% decrease compared to $1,986,000 for last year's second quarter.

Marine electrical switchgear sales revenue for the second quarter decreased 39.3% to $1,035,000, compared to $1,705,000 for the same quarter last year, and reflects the lower backlog for this product group.

Six Months Ended September 30, 1998 and 1997
--------------------------------------------

For the six months ended September 30, 1998, the Company had a net loss of $480,000 compared to net income of $144,000 for the same period last year, which included a pretax gain of $797,000 from the sale of a subsidiary. Net loss per share was $.070 compared to net earnings of $.021 per share for the prior year.

Sales for the six months ended September 30, 1997 were $16,223,000, a 11.9% increase compared to the previous year. Sales of mobile power systems by MCII accounted for all of the increase for the period, while sales of marine electrical hardware and switchgear, as well as engineered automation and control systems, were lower than the same period last year.

Gross profit, as a percentage of sales, decreased to 12.1% compared to 20.4% for last year. As discussed in the second quarter, the most significant event impacting the lower gross profit for the period was the loss recorded in the second quarter in connection with the additional costs incurred to meet critical delivery dates of the TQG first article test units. Also in comparison with last year, that period's gross profit included RoxCorp sales which had high gross margins.

The Company incurred an operating loss of $492,000 for the six months ended September 30, 1998 compared to an operating loss of $378,000 for the same six month period last year. Operating expenses for the current period decreased 26.5% compared to last year, which included a $210,000 special charge and RoxCorp. expenses.

Liquidity and Capital Resources
-------------------------------

Operating activities for the six months ended September 30, 1998 resulted in net cash provided of $150,000. During this period, the net loss used cash of $480,000, with major operating adjustments and sources being depreciation of $436,000 and amortization of goodwill of $237,000. Additional sources of cash were decreases in accounts receivable of $723,000, costs and estimated earnings in excess of billings of $1,585,000, and decreases in long-term accounts receivable, retainage of $148,000 and income taxes receivable of $341,000.
Major uses of cash in operating activities were increases in inventories of $299,000, decreases in accounts payable of $2,019,000, and decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $442,000.

A major factor in the substantial decrease in costs and estimated earnings in excess of billings on uncompleted contracts was the completion of the first article test units under the TQG development contract, which provided cash to pay down accounts payable.

The Company is currently in discussions with NationsBank concerning modification and renewal of the credit facility maturing November 5, 1998 and the Company anticipates renewal of this facility along similar lines. The Company is also reviewing with the Bank potential increases in financing requirements connected with the initial production buildup of the TQG Contract expected early in fiscal 2000.

At September 30, 1998, the Company was not in compliance with covenants of the loan agreement concerning net worth and cash flow, and the Company has received waivers of these covenant violations.

Year 2000 Compliance
--------------------

As a result of both internal and external review processes, the Company has implemented new accounting, engineering, and information system software which has been represented by the manufacturer to be Year 2000 compliant. The Company has also acquired hardware items including additional workstations and periphery equipment to facilitate the implementation of the new software processing systems. The new information software system has been installed and the Company is involved in employee training as of this date. Implementation of the system is expected to be complete by April 30, 1999. The Company's new software processing system has thus far been installed at the Company, and its subsidiaries, NMP Corp. and MC II in Dallas. TANO Corp. utilizes its own information, accounting and processing software which is already believed to be Year 2000 compliant.

The Company and its subsidiaries have conducted Year 2000 Compliance surveys and inquiries with substantially all of their vendors, suppliers, and professional and service organizations. The results of the surveys are being reviewed by Company personnel and an analysis of the data received by the Company is expected to be complete by December 31, 1998.

To date, the Company has incurred software implementation costs of approximately $110,000. Costs of labor, and personnel time for purposes of the Year 2000 Compliance reviews, training, and implementation have not been determined as of this date. However, the Company believes that its original estimates contained in prior reports of approximately $250,000 will not be exceeded. The Company will update this estimate as additional information becomes available. The cost of the Company's Year 2000 project, and the completion dates, are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party Year 2000 Compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

Once this analysis is complete, the Company will endeavor to implement a plan for identifying and minimizing the risk that systems and processes critical to the Company's operations will be vulnerable to failures or disruptions due to a lack of Year 2000 compliance within the Company, within a vendor, supplier, or customer of the Company, or within some third party unrelated to the Company or any of its suppliers, vendors, or customers. Due to the unprecedented nature of the Year 2000 problem, and due to the potential for unforseen consequences from and manifestations of the Year 2000 problem, it may not be possible for the Company to identify or minimize all such risks and the Company may be adversely affected by disruptions caused directly or indirectly by the Year 2000 problem. However, as the risks to the Company's critical systems and processes are identified, the Company will design and implement such contingency plans as the Company deems appropriate to reasonably minimize the foreseeable disruption to such systems and processes.

Statements included in this Form 10-Q constitute "year 2000 readiness disclosures" subject to the Year 2000 Information and Readiness Disclosure Act of 1998.

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

                          PART II - Other Information

ITEM 5.   OTHER INFORMATION

On October 28, 1998 TANO Corp., a wholly owned subsidiary of the Company, filed an Administrative Claim (the "Claim") with the Navy Surface Warfare Center in Philadelphia (the "Navy"). The Claim asserts that the Navy has infringed TANO's United States Patent entitled "Computer Monitoring and Testing of Automatic Control System" (the "Patent") by utilizing the Patent's technology on several surface fleet shipbuilding programs without consent or payment to TANO.

The immediate purpose of the Claim is to require the Navy's Engineering and Legal divisions to determine the existence and extent of infringement. The Navy is expected to report its findings after the first of the year. The Claim is not at this time before any court or administrative tribunal which could award damages. The Navy, by regulation, is required to take all necessary steps to investigate, and to settle administratively, deny, or otherwise dispose of such claim prior to suit against the United States for Patent infringement. The claim can be considered to be a prelude to patent litigation depending on the outcome of the Navy's review. Because TANO does not know the full extent of the Navy's usage of the Patent's technology, it is impossible to predict any outcome at this date. TANO will continue to diligently pursue its administrative and legal remedies. In the event that TANO's Administrative Claim is not resolved within the Navy, more formal claims against the United States may be required at the Federal Court of Claims. The ultimate resolution of such claims are lengthy to conclude.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following document is filed as an exhibit to this Form 10-Q:

     Exhibit 27 - Financial Data Schedule.

(b) A Form 8-K was filed on August 28, 1998 to report that the Company's quarterly dividend payments of $.01 per share were suspended by the Company's Board of Directors to provide additional operating capital for MCII and for enhancement of MCII's production facilities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: November 16, 1998                WESTWOOD CORPORATION



                                       By: /s/ Ernest H. McKee
                                           ------------------------------------
                                           Ernest H. McKee, Director
                                           President and
                                           Chief Executive Officer



                                       By: /s/ Paul R. Carolus
                                           ------------------------------------
                                           Paul R. Carolus, Director
                                           Secretary/Treasurer and
                                           Chief Financial Officer