Form 10-Q
period 1998-12-31
WESTWOOD CORP/NV/
filed 1999-02-16
CIK 876884

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                 December 31, 1998
                               -------------------------------------------------

                                      or

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number:                             0-19381
                        --------------------------------------------------------

                             WESTWOOD CORPORATION
            (Exact name of registrant as specified in its charter)

          Nevada                                          87-0430944
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation)

5314 South Yale Street, Tulsa, Oklahoma                   74135
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:       (918) 524-0002
                                                    ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (x)  Yes     ( )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common                               Outstanding at February 11, 1999
-----------------------------                   --------------------------------
Common Stock, $.003 par value                              6,891,647

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        -------



Part I    Financial Information:

          Consolidated Balance Sheets as of
          December 31, 1998 and March 31, 1998                            1

          Consolidated Statements of Operations for
          the Third Quarter and Nine Months ended
          December 31, 1998 and 1997                                      3

          Consolidated Statement of Cash Flows
          for the Nine Months ended December 31,
          1998 and 1997                                                   4

          Notes to Consolidated Financial Statements                      5

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   6


Part II   Other Information:

          Item 1.   Legal Proceedings                 (None)

          Item 2.   Changes in Securities             (None)

          Item 3.   Defaults Upon Senior Securities   (None)

          Item 4.   Submission of Matters to a Vote
                    of Security Holders               (None)

          Item 5.   Other Information                 (None)

          Item 6.   Exhibits and Reports on Form 8-K                      9

Signatures                                                                10

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                               December 31   March 31
                                                   1998        1998
                                               ----------------------
                                               (Unaudited)

Assets

Current assets:
 Cash and cash equivalents                        $    402    $   574
 Accounts receivable (including retainage
  receivable of $44,376 at December 31,
  1998, and $58,000 at March 31, 1998), net
  of allowance for doubtful accounts                 4,332      4,390
 Note receivable - Officer                               -         55
 Income tax receivable                                 383        502
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                  1,277      2,854
 Inventories:
  Raw materials and purchased parts                  3,798      3,849
  Work-in-process                                    1,721      1,786
                                                  --------    -------
                                                     5,519      5,635
 Prepaid expenses                                      143        130
 Current deferred income taxes                         343        354
                                                  --------    -------

Total current assets                                12,399     14,494

Plant and equipment, at cost:
 Leasehold improvements                                815        820
 Machinery and equipment                             4,660      4,341
 Patterns and tools                                    430        430
                                                  --------    -------
                                                     5,905      5,591
Accumulated depreciation                           ( 3,500)    (2,858)
                                                  --------    -------
                                                     2,405      2,733

Goodwill (net)                                       6,369      6,725

Long-term accounts receivable, retainage               666        816
Deferred charges & other                                26         63
                                                  --------    -------

Total Assets                                       $21,865    $24,831
                                                  ========    =======




See accompanying notes.

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                  December 31   March 31
                                                      1998        1998
                                                  ----------------------
                                                  (Unaudited)

Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                                     $ 2,639    $ 3,971
 Accrued liabilities                                      959      1,518
 Accrued rent                                              81         81
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                      493        855
 Current portion of long-term debt:
   Payable to bank                                      4,488      4,500
   Note payable                                            51         51
   Acquisition debt                                       825        387
                                                      -------    -------
                                                        5,364      4,938
                                                      -------    -------

Total current liabilities                               9,536     11,363

Accrued rent                                              154        215

Long-term debt:
 Payable to bank                                        2,000      1,750
 Note payable                                             524        526
 Acquisition debt                                         438        876
                                                      -------    -------
                                                        2,962      3,152
                                                      -------    -------

Deferred income taxes                                      18         18

Stockholders' equity:
 Preferred stock, 5,000,000 shares authorized,
   $.001 par value, no shares issued and
   outstanding                                              -          -
 Common stock, 20,000,000 shares authorized,
   $.003 par value, 6,891,647 shares issued
   and outstanding at December 31, 1998
   and March 31, 1998, respectively                        21         21
 Capital in excess of par value                         5,978      5,978
 Retained earnings                                      3,196      4,084
                                                      -------    -------
Total stockholders' equity                              9,195     10,083
                                                      -------    -------

Total liabilities and stockholders' equity            $21,865    $24,831
                                                      =======    =======


See accompanying notes.

                             WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In Thousands)



                             Third Quarter Ended    Nine Months Ended
                                 December 31           December 31
                                1998     1997         1998     1997
                             -------------------    -----------------
                                  (Unaudited)           (Unaudited)

Sales                           $7,572   $7,737      $23,795  $22,231

Cost of sales                    6,681    6,077       20,944   17,615
                                ------   ------      -------  -------

Gross profit                       891    1,660        2,851    4,616

Operating expenses:
  Selling, general & admin.      1,300    1,642        3,752    4,766
  Special charge                     -        -            -      210
                                ------   ------      -------  -------
                                 1,300    1,642        3,752    4,976
                                ------   ------      -------  -------

Operating income (loss)           (409)      18         (901)    (360)

Other income (expense):
  Interest expense                (111)    (116)        (445)    (318)
  Other income (expense)             4      (14)         100        1
  Gain on sale of subsidiary         -        -            -      797
                                ------   ------      -------  -------

                                  (107)    (130)        (345)     480
                                ------   ------      -------  -------

Income (loss) before taxes        (516)    (112)      (1,246)     120

Provision for income taxes        (178)     (42)        (428)      46
                                ------   ------      -------  -------

Net income (loss)               $ (338)  $  (70)     $  (818) $    74
                                ======   ======      =======  =======




Basic, and diluted, earnings
(loss) per share                $(.049)  $(.010)     $ (.119) $  .011



Cash dividends per share        $    -   $ .009      $  .010  $  .027



See accompanying notes.

                             WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                               Nine Months Ended
                                                                  December 31
                                                                1998      1997
                                                               -----------------
                                                                  (Unaudited)
Operating activities

Net income (loss)                                             $  (818)  $    74
Adjustments to reconcile net income (loss)
to cash provided (used) in operations:
  Depreciation and amortization                                   642       684
  Amortization of goodwill                                        356       247
  Deferred income taxes                                            11         -
Cash flows impacted by changes in:
  Accounts receivable                                              58     1,397
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                        1,577      (986)
  Inventories                                                     116    (3,591)
  Prepaid expenses                                                (13)      (24)
  Long-term accounts receivable, retainage                        150        30
  Deferred charges                                                 37       142
  Accounts payable                                             (1,332)    1,613
  Accrued liabilities and rent                                   (559)     (428)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                            (362)   (1,078)
  Income taxes payable/receivable                                 119      (471)
  Other                                                            55      (495)
                                                              -------   -------

Net cash provided (used) in operating activities                   37    (2,886)

Investing activities

Purchase of plant and equipment                                  (314)     (236)
Acquisition of TANO                                                 -    (2,000)
Acquisition of MCII                                                 -      (500)
Sale of RoxCorp                                                     -     2,547
                                                              -------   -------

Net cash used in investing activities                            (314)     (189)

Financing activities

Principal payments on debt                                     (1,076)   (5,065)
Borrowings on debt                                              1,250     7,650
Dividends paid                                                    (69)     (187)
                                                              -------   -------

Net cash provided by financing activities                         105     2,398
                                                              -------   -------

Net decrease in cash                                             (172)     (677)

Cash at beginning of period                                       574     1,165
                                                              -------   -------

Cash at end of period                                         $   402   $   488
                                                              =======   =======


See accompanying notes.

                             WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., Roflan Associates, Inc. (and its wholly-owned subsidiary Peter Gray Corporation), TANO Corp., and MCII Electric Company, Inc. Operations of TANO Corp and MCII Electric are included beginning June 1997, and operations of RoxCorp are included through September 1997, when this company was sold. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal third quarter ended December 31, 1998 may not necessarily be indicative of the results that may be expected for the year ended March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1998.

Note 2 - Common Stock
---------------------

The financial statements, including earnings per share calculation, reflect a 10% stock dividend declared in November 1997.

                             WESTWOOD CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1998

GENERAL
-------

Results of Operations - Third Quarter Ended December 31, 1998 and 1997
----------------------------------------------------------------------

For the third quarter ended December 31, 1998, the Company had a net loss of $338,000 compared to a net loss of $70,000 for the same quarter last year. Net loss per share was $.049 for 1998 compared to a net loss per share of $.010 for the same period last year.

Sales for the third quarter ended December 31, 1998 were $7,572,000, compared to $7,737,000 for the same period last year. Though sales decreased only 2.1%, gross profit decreased 46.3% compared to the same quarter last year primarily as a result of increased completion costs for certain MCII contracts and lower contribution from marine electrical hardware products.

Operating expenses decreased 20.8% for 1998 compared to the same period last year, which included nonrecurring expenses related to MCII operations.

A breakdown of sales by the Company's major product groups follows:

Mobile power systems sales for the third quarter of 1998 were $2,915,000, an increase of 87.6% over last year. The sales increase was mainly a result of shipments under the Air Force MEP-12 contract.

Sales of marine electrical hardware products for 1998 were $1,669,000, a 41.2% decrease compared to last year. Lower shipments of symbol items and titanium products accounted for most of the comparative decrease in sales.

Sales revenues of electrical switchgear for 1998 were $1,283,000, a 19.7% increase over the same quarter last year, and primarily a result of increased shipments of panelboards and electronics products.

Sales revenues for engineered automation and control systems for 1998 were $1,705,000, a 24.9% decrease compared to the same quarter last year.

Nine Months Ended December 31, 1998 and 1997
--------------------------------------------

For the nine months ended December 31, 1998, the Company had a net loss of $818,000, compared to net income of $74,000 for the same period last year, which included a pretax gain of $797,000 from the sale of a subsidiary. Net loss per share was $.119 for 1998 compared to net earnings of $.011 per share for the prior year.

Sales for the nine months ended December 31, 1998 were $23,795,000, a 7.0% increase compared to the previous year. Sales of mobile power systems accounted for all of the increase for the period, while sales revenues from marine hardware and electrical switchgear products, as well as engineered automation and control systems, were lower than the same period last year. Also, the previous year included RoxCorp sales.

Gross profit for 1998, as a percentage of sales, decreased to 12.0% compared to 20.8% for the same period last year. A major factor in this decrease was the significant completion costs incurred in the second quarter to meet the critical delivery date of the preproduction phase of the MCII TQG development contract. Also in comparison with last year, that period's gross profit included RoxCorp which had high-gross margins.

The Company incurred an operating loss of $901,000 for the nine months ended December 31, 1998 compared to an operating loss of $360,000 for the same period last year. Operating expenses for the current period decreased 24.6% compared to last year which included RoxCorp operations.

Liquidity and Capital Resources
-------------------------------

Operating activities for the nine months ended December 31, 1998 resulted in net cash provided of $37,000. During this period, the net loss used cash of $818,000, with major operating adjustments and sources being depreciation of $642,000 and amortization of goodwill of $356,000. Additional sources of cash were decreases in accounts receivable of $58,000, costs and estimated earnings in excess of billings of $1,577,000, inventories of $116,000, long-term accounts receivable, retainage of $150,000, and income taxes payable/receivable of $119,000. Major uses of cash in operating activities were decreases in accounts payable of $1,332,000, accrued liabilities of $559,000, and billings in excess of costs and estimated earnings on uncompleted contracts of $362,000.

A major factor in the substantial decrease in both costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings on uncompleted contracts was the completion of the first article test units under the TQG development contract, which provided cash to pay down accounts payable and accrued liabilities.

On December 30, 1998, the Company renewed and restructured its NationsBank credit facility. The revolving credit line, which matures June 5, 1999, was increased $500,000 to $4,500,000 and is based upon acceptable receivables and inventories. The Company has a term note of $2,500,000 with monthly payments of principal and interest, and a balloon payment of all remaining unpaid principal and interest due November 5, 2000. At December 31, 1998, the Company had $500,000 available under its revolving line of credit.

The Company anticipates receipt of the production order phase of the TQG contract following product testing currently being conducted. The production and inventory buildup connected with this contract will require a substantial increase in short-term working capital requirements. The Company is currently in discussions with its lender concerning potential funding and expects that bank financing will be available.

On January 29, 1999 the Company's subsidiary Peter Gray Corporation completed an agreement to terminate its existing real property lease and the secured note payable due November 1, 2001, to its landlord in exchange for a cash payment of $167,500 by Peter Gray and provision to vacate the premises in 90 days. As a result of this transaction, the Company will record a reduction in long-term debt of approximately $570,000, accrued rent of $235,000, and a write off of leasehold improvements of $370,000. The Company is currently in discussions concerning the potential sale of the remaining operating assets of Peter Gray.

Year 2000 Compliance
--------------------

As a result of both internal and external review processes, the Company has implemented new accounting, engineering, and information system software which has been represented by the manufacturers to be Year 2000 compliant. The Company has also acquired hardware items including additional workstations and periphery equipment to facilitate the implementation of the new software processing systems. The new information software system has been installed and the Company is completing employee training as of this date. Implementation of the system is expected to be complete by April 30, 1999. The Company's new software processing system has thus far been installed at the Company, and its subsidiaries, NMP Corp. and MC II in Dallas. TANO Corp. utilizes its own information, accounting and processing software which is already believed to be Year 2000 compliant.

The Company and its subsidiaries have conducted Year 2000 Compliance surveys and inquiries with substantially all of their vendors, suppliers, and professional and service organizations, consisting of approximately 1500 entities. The Company has received a return rate of approximately 95% of NMP's vendor survey letters and 85% of MC II's vendor survey letters. Approximately 90% of the surveys indicate general Y2K compliance. Those survey letters indicating a lack of current Y2K compliance have provided the Company with a time line in which these entities believe they will be Y2K compliant. The Company is following up with vendors and suppliers that have not yet returned Y2K compliant surveys and does not believe that any such entities provide services or supplies which are critical to the Company's production, manufacturing, and distribution functions.

To date, the Company has incurred software implementation costs of approximately $120,000. Costs of labor, and personnel time for purposes of the Year 2000 Compliance reviews, training, and implementation have not been determined as of this date. However, the Company believes that its original estimates contained in prior reports of approximately $250,000 will not be exceeded. The Company will update this estimate as additional information becomes available. The cost of the Company's Year 2000 project, and the completion dates, are based on Management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party Year 2000 Compliance modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these estimates.

The Company is endeavoring to achieve Year 2000 Readiness by the end of June, 1999 so that cooperative validation testing can be conducted with selected vendors, suppliers, and customers. The Company is relying, in part, on survey representation of approximately 1500 business organizations as well as defense related customers to whom the Company sells its products. The Company does not have control over these third parties and, as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues.

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


                          PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following document is filed as an exhibit to this Form 10-Q:

     Exhibit 27 - Financial Data Schedule.

(b)  No reports on Form 8-K were filed during the period.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE:  February 12, 1999                  WESTWOOD CORPORATION



                                    By:    /s/ Ernest H. McKee
                                          --------------------------------------
                                          Ernest H. McKee, Director
                                          President and
                                          Chief Executive Officer



                                    By:    /s/ Paul R. Carolus
                                          --------------------------------------
                                          Paul R. Carolus, Director
                                          Secretary/Treasurer and
                                          Chief Financial Officer