Form 10-K
period 1999-03-31
WESTWOOD CORP/NV/
filed 1999-07-28
CIK 876884

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the Registrant's common stock (based upon the July 26, 1999, closing sale price of the common stock as reported by NASDAQ) held by non-affiliates was approximately $4,552,754.

The number of outstanding shares of the Registrant's common stock as of July 26, 1999, was 6,891,647 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III are incorporated by reference from the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders for fiscal 1999, which definitive Proxy Statement will be filed within 120 days of the end of the Registrant's fiscal year.

                               TABLE OF CONTENTS
                                                                           Page
Item Number and Caption                                                   Number
-----------------------                                                   ------

PART I
------

     1.     Business                                                         1

     2.     Properties                                                       7

     3.     Legal Proceedings                                                7

     4.     Submission of Matters to a Vote of Security Holders              8

PART II
-------

     5.     Market for Registrant's Common Equity and Related
               Stockholder Matters                                           8

     6.     Selected Financial Data                                         10

     7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10

     7A.    Market Risk Disclosures                                         15

     8.     Financial Statements and Supplementary Data                     15

     9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          15

PART III
----------

     10.    Directors and Executive Officers of  the Registrant             15

     11.    Executive Compensation                                          15

     12.    Security Ownership of Certain Beneficial Owners
               and Management                                               16

     13.    Certain Relationships and Related Transactions                  16

PART IV
-------

     14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                          16

                                      (i)

                                    PART I

Item 1.   Business

General
-------

Westwood Corporation (the "Company"), a Nevada corporation formed in 1986, is engaged in the design, manufacture, and sale of electrical generation, distribution, and automated control equipment and related products. The Company's business is conducted through its wholly-owned subsidiaries, NMP Corp. ("NMP"), an Oklahoma corporation formed in 1988; TANO Corp. ("TANO"), a Louisiana corporation formed in May of 1997; and MC II Electric Company ("MC II"), a Texas corporation formed in 1989.

Products and Markets
--------------------

Mobile Power Systems
--------------------

MC II is in the business of design and manufacturing of a broad family of diesel, gasoline, natural gas and turbine mobile electrical generator sets for both military and commercial applications. MC II employs approximately 58 employees.

Major contracts included within backlog at MC II include contracts for the continued development of the next generation of 30-60 kilowatt TQG generator sets for the U.S. Army, and contracts for the purchase of the MEP-012A generator set by the U.S. Air Force. MC II is also an important supplier of generator replacement spare parts, and is one of just a few manufacturers capable of supporting substantially all the generator sets utilized by the Department of Defense.

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

Automation and Control Systems
------------------------------

TANO, located in New Orleans, Louisiana, designs, manufactures, installs and services high-quality, automation and control systems for major military and commercial ships. TANO is a leading and long-standing provider of automated machinery plant control systems for the U.S. Coast Guard, the U.S. Navy and the Military Sealift Command.

TANO is a leading supplier of machinery plan automation and control systems for the U.S. Coast Guard. TANO's backlog presently includes automation and control systems for a fleet of new USCG WL and WLB buoy Tenders. These two new ship programs are expected to result in 30 ships being built; at present, fifteen ships have been ordered, with additional ships budgeted and funded by Congress.

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

TANO's offices and operations occupy 10,000 square feet of leased space in an office park located in New Orleans. In addition, a small office is leased in Singapore to support TANO's field service commitments in the Pacific Rim. TANO has approximately 38 employees.

Engineered Products - Marine Electrical Switchgear
--------------------------------------------------

The Company's marine engineered products line includes marine switchboards designed for the distribution of electrical power, interior communication, weapon systems, electrical plant control and power and lighting control on naval combat vessels. In addition to the actual manufacture of the switchboard and related products, the Company also supplies electrical and electronic components, panelboards, spare repair parts, support computer software, engineering and field services. The Company's primary customers for switchboard products are the major shipbuilders that serve as prime defense contractors to the U.S. Government. Equipment is also sold to Allied Foreign Governments with State Department approval, under the War Munitions Act. NMP employs 85 persons at its plant facilities in Tulsa, Oklahoma.

Peter Gray Corporation Asset Sale
---------------------------------

In April 1999, the Company and its subsidiary, Peter Gray Corporation ("Peter Gray"), of Andover, Massachusetts, closed a sale of assets to Belmet Products, Inc. ("Belmet") by which Peter Gray sold certain specified equipment, inventory, customer lists, and marine symbol line tooling. In consideration of these assets, Peter Gray received the sum of $568,000, and a 5% royalty on sales by Belmet to certain former customers of Peter Gray made available to Belmet as a result of the asset purchase transaction.

Peter Gray entered into a Lease Termination Agreement with the owner of its manufacturing facilities in Andover, Massachusetts which resulted in the termination of its lease on April 30, 1999. With the termination of its lease and the sale of its manufacturing equipment and assets to Belmet, Peter Gray has effectively ceased operations. Remaining assets are scheduled to be sold at auction or transferred to the Company's subsidiary, NMP Corp. in Tulsa, Oklahoma. Neither the Company, nor any of its subsidiaries, will continue with the business of manufacturing brass and metal utility boxes for marine use.

The $568,000 purchase consideration in the Asset Purchase Agreement has been utilized to reduce the Company's term debt facility.

Marine Electrical Hardware Asset Sale
-------------------------------------

On July 26, 1999, NMP Corp., the Company's wholly owned subsidiary, closed an asset sale agreement with U.S. Pioneer, L.L.C., an Oklahoma limited liability company for the sale of NMP Corp.'s hardware products business including equipment, inventory, and rights to hardware product lines. The purchase price for the hardware products assets was $2,000,000, consisting of $1,100,000 paid at closing, a $150,000 promissory note to be paid within ninety (90) days of closing, and a $750,000 promissory note to be paid in three equal installments on or before September 1, 2000, 2001, and 2002. The initial purchase price of $1,100,000 has been applied to repayment of the Company's credit facility.

Neither the Company, nor any of its subsidiaries, will continue with the business of manufacturing electrical hardware items. NMP Corp. will continue with the manufacture and development of engineered products including marine electrical switchgear.

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

The Company's one primary competitor in the military mobile power generation business is Fermont, a division of Dynamic Corporation of America. In the automation and control system market, the Company's primary competitors are C.A.E. Link and Lockheed Martin of Daytona. The Company has two primary competitors in the U.S. Navy combatant marine power and switchboard equipment market. These competitors are SPD Technologies, Inc. and Metric Systems. Competition with the Company's electrical hardware products line comes from a number of companies participating in small niches within the overall market.

Major and Foreign Customers
---------------------------

Sales under contracts or subcontracts for the United States Government accounted for approximately $24,066,000 or 79% of the Company's sales in fiscal year ended March 31, 1999 and $21,664,000 or 74% of the Company's sales in fiscal year ended March 31, 1998. Sales to foreign customers totaled $43,000 in fiscal year ended March 31, 1999 and $562,000 in fiscal year ended March 31, 1998. For a further discussion of sales to major customers and concentration of credit risk, refer to Note 11 of the Consolidated Financial Statements.

Backlog
-------

The backlog of sales revenue at fiscal year-end March 31, 1999, 1998, and 1997 was as follows:

                1999                   1998                  1997
                ----                   ----                  ----

            $26,000,000            $24,000,000           $12,200,000

Of the existing backlog, the amount of sales revenue expected to be generated within the next fiscal year is as follows:

                2000                   1999                  1998
                ----                   ----                  ----

            $24,000,000            $22,000,000           $11,000,000

The above backlog figures include only the sales value of major equipment or products for which the Company has received firm orders. The backlog also only includes the reengineering development phase of the MC II TQG contract, and does not include amounts for production order releases which are expected to be approximately $27,000,000 over a three year period. (See, Management's Discussion and Analysis of Financial Condition and Results of Operation at
Page 13.)

The balance of the Company's backlog consists of smaller contracts, marine electrical hardware, and miscellaneous components designed and manufactured by the Company. These components are used mainly as spare parts and include relays, sensing devices, and a wide assortment of power and lighting panels.

Employees
---------

As of March 31, 1999, the Company had 232 employees, none of whom are represented by unions. Management considers its relations with its employees to be satisfactory.

Patents and Trademarks
----------------------

The Company owns and has applied for various patents in connection with its equipment and control systems supplied to the United States Government and commercial purchasers with varying expiration dates. Additionally, through its engineering and development efforts, the Company develops proprietary information and trade secrets regarding design and manufacture of various products and systems.

While the Company considers its proprietary information and patents to be valuable assets, the Company's business is not materially dependent upon patent protection. In many areas, because of rapidly changing technology and the need for confidentiality, the Company does not seek to obtain patents.

Materials and Supplies
----------------------

The Company's operations require a wide variety of electrical and mechanical components and raw materials. Except in regard to limited sole-source items which the Company is required to purchase by the United States Government, most items are available from several commercial sources.

Environmental Protection
------------------------

The Company believes that it and each of its subsidiaries are currently in compliance with all federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

During the due diligence phase of the Company's acquisition of Roflan and PGC, both now non-operating subsidiaries, in April, 1996 it was learned that PGC had, along with several thousand other companies, been listed as a potentially responsible party in two EPA Superfund sites located in New England as a result of acquiring manufacturing assets from a New England corporation which had utilized the services of a licensed commercial disposal company from 1954 to 1960. PGC has disclaimed any liability. Based on review by environmental counsel, the Company believes that its exposure, even if ultimately determined to be a potentially responsible party, which it has denied, is de minimis with settlement values ranging from $2,500 to $5,000.

Year 2000 Compliance
--------------------

As a result of both internal and external review processes, the Company has implemented new accounting, engineering, and information system software which has been represented by the manufacturers to be Year 2000 compliant. The Company has also acquired hardware items including additional workstations and periphery equipment to facilitate the implementation of the new software processing systems. The new information software system has been installed and employee training on a Company-wide basis has been completed. The Company's new software processing system has been installed at the offices of the Company and its subsidiaries, NMP Corp. in Tulsa and MC II in Dallas. TANO Corp. utilizes its own information, accounting and processing software which has been represented by the manufacturer to be Year 2000 compliant.

The Company and its subsidiaries have conducted Year 2000 compliance surveys and inquiries with substantially all of their vendors, suppliers, and professional and service organizations, consisting of approximately 1500 entities. The Company has received a return rate of approximately 95% of NMP's vendor survey letters and 85% of MC II's vendor survey letters. Approximately 90% of the surveys indicate general Y2K compliance. Those survey letters indicating a lack of current Y2K compliance have provided the Company with a time line in which these entities believe they will be Y2K compliant. The Company is following up with vendors and suppliers that have not yet returned Y2K compliant surveys but does not believe that any such entities provide services or supplies which cannot be supplied by other suppliers in a timely fashion.

For the fiscal year ended March 31, 1999, the Company incurred software implementation costs of approximately $120,000. Costs of labor, and personnel time for purposes of the Year 2000 compliance reviews, training, and implementation were approximately $90,000. Remaining administration costs incurred in developing contingency plans and further testing are believed to be negligible.

The Company is relying, in part, on survey representation of approximately 1500 business organizations as well as defense related customers including the U.S. Government to whom the Company sells its products. The Company does not have control over these third parties and, as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. The Company is in the process of developing contingency plans which it expects to be complete by September 30, 1999.

Statements included in this Form 10-K constitute "year 2000 readiness disclosures" subject to the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 2.   Properties

The Company leases all of its manufacturing, engineering, warehousing and office facilities comprising a total of approximately 172,000 square feet. The Company, and its subsidiaries, lease office and manufacturing facilities as follows: the Company's headquarters in Tulsa, Oklahoma, 4,327 square feet; NMP, Tulsa, Oklahoma, 92,000 square feet; TANO, New Orleans, Louisiana, 10,000 square feet; and, MC II, Dallas, Texas, 70,000 square feet. Facility leases of the Company's operations in Tulsa, Oklahoma and New Orleans, Louisiana expire in 2003, with additional renewal options thereafter. The lease on MC II's manufacturing facilities in Dallas, Texas terminates on May 28, 2000, with no automatic renewal provisions in the lease. The Company owns all of its manufacturing, assembly and testing equipment.

Item 3.   Legal Proceedings

On February 20, 1998, the Company and its subsidiary MC II filed suit against Herschel P. McCullough ("McCullough"), the former president and owner of MC II in an action styled Westwood Corporation and MC II Electric Company, Inc. v. Herschel P. McCullough, District Court of Tulsa County, State of Oklahoma, Case No. CJ-98-0876. The Company and MC II have alleged causes of action specifying breach of specific representations under the terms of the Stock Purchase Agreement under which the Company purchased the stock of MC II on May 28, 1997, breach of McCullough's Employment Agreement, and a request for a declaratory judgment relating to McCullough's Employment Agreement. McCullough has counter-claimed against the Company claiming the Company fraudulently induced McCullough to enter into the Stock Purchase Agreement and that it systematically froze him out under the Employment Agreement. The case is proceeding through the discovery stage and no trial date is set.

On October 28, 1998 TANO Corp. filed an Administrative Claim (the "Claim") with the Navy Surface Warfare Center in Philadelphia (the "Navy"). The Claim asserts that the Navy has infringed TANO's United States Patent entitled "Computer Monitoring and Testing of Automatic Control System" (the "Patent") by utilizing the Patent's technology on several surface fleet shipbuilding programs without consent of or payment to TANO.

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

There are also various other claims and suits pending against the Company. Based on an evaluation, which included consultation with counsel concerning the legal and factual issues involved, the Company is of the opinion that such claims and suits pending against the Company will not have a material adverse effect on the financial position of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company's stockholders for a vote during the fourth quarter of its fiscal year ending March 31, 1999.


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Small-Cap Market under the symbol WNMP. On March 31, 1999 there were 126 shareholders of record, and approximately 600 beneficial owners of the Company's common stock. The range of sales prices for the Company's common stock for the last two years, as reported by the National Association of Securities Dealers, Inc., and cash dividends declared were as follows:


          Quarter Ended     High Bid      Low Bid    Cash Dividends
          -------------     --------      -------    --------------

          Mar. 31, 1999     $  1          $  9/16    $    --
          Dec. 31. 1998        1-1/4        11/16         --
          Sept. 30, 1998       1-3/16       11/16         --
          June 30, 1998        1-1/2        15/16         .01

          Mar. 31, 1998     $  1-13/16    $ 1-1/4    $    .01
          Dec. 31, 1997        2-5/16       1-1/2         .01
          Sept. 30, 1997       2-3/4        1-9/16        .01
          June 30, 1997        2-1/2        1-5/16        .01

The payment of cash dividends on the Company's common stock which had commenced in 1992 was suspended by the Board of Directors of the Company for the second quarter of the fiscal year ended March 31, 1999 and thereafter to concentrate funding efforts and operating capital for MC II, the Company's subsidiary in Dallas, Texas, to enhance production and compliance with Government contracts calling for the manufacture of mobile electric generators. Because the need for operating capital for the Company and MC II is continuing, it is not anticipated that any cash dividends will be paid for any quarter of the Company's fiscal year ending March 31, 2000. However, future decisions regarding dividend payments will be made by the Directors in advance of each quarter based on current capital needs of the Company then existing.

The Company was notified in February, 1999, by the National Association of Securities Dealers Automated Quotations ("NASDAQ") that the Company's trading privileges on the NASDAQ SmallCap Market may be suspended as a result of the Company's common stock failing to trade at or above $1.00 per share. The Company has requested a hearing from the NASD to maintain its listing privileges on NASDAQ, which was held on June 24, 1999. The decision of the hearing panel has not been delivered as of this date to the Company.

However, in the event that the Company is unsuccessful in maintaining its listing privileges on the NASDAQ SmallCap Market, it is the Company's understanding that trading will be available on the NASDAQ Bulletin Board. Although the NASDAQ Bulletin Board does not offer the same level of trading facilities as the NASDAQ SmallCap market, it will provide shareholders with the ability to continue trading. However, because of limitations of the NASDAQ Bulletin Board, it would be anticipated that the Company's market makers may not have the same interest in maintaining market prices for the Company's common stock and, accordingly, the market for the Company's common stock could be diminished.

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included in this report:

                                            Fiscal Years Ended March 31

                                      1999       1998      1997      1996     1995
                                      ----       ----      ----      ----     ----
                                         (In thousands, except per share data)

  Sales                             $30,390    $29,435   $33,408   $29,480  $31,928
  Net Income (Loss)                  (2,844)    (1,317)    1,631     1,237    1,625
  Total Assets                       19,683     24,831    16,156    15,724   18,492
  Long-Term Debt                        557      3,152       600        67       21
  Per Basic and Diluted
   Common Share*:
    Net Income (Loss)                  (.41)      (.19)      .24       .18      .24
    Cash Dividends                      .01        .04       .03       .03      .03

*Per share amounts have been adjusted to reflect annual 10% stock dividends declared in fiscal 1997 and 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following management comments regarding the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere.
The analysis includes the Company's wholly-owned subsidiaries NMP Corp., Roflan and Peter Gray Corporation for all of the periods described. Operations of TANO Corp. and MCII Electric Co. are included from date of acquisition, May 13, 1997 and May 28, 1997, respectively. Operations of RoxCorp are included only through September 30, 1997 when RoxCorp. was sold.

Twelve Months Ended March 31, 1999 and 1998
-------------------------------------------

For the fiscal year ended March 31, 1999, the Company incurred a net loss of $2,108,000 compared to a net loss of $1,317,000 for the previous year. The loss per share was $.41 compared to a loss of $.19 per share for the prior year. Consolidated sales revenues for the fiscal year ended March 31, 1999 increased 3.2% to $30,390,000, compared to $29,435,000 for the previous year.

Mobile power system sales revenues at MCII Electric were $12,729,000 compared to $3,209,000 for the previous year. The previous year's sales figures included sales only from May 28, 1997, the date of the MCII acquisition. The sales increase was primarily due to high levels of shipments under the MEP-12 contract throughout the year, as well as the shipment of the TQG First Article Test units in the second quarter.

Sales of marine electrical hardware products by NMP Corp. and Peter Gray Corporation were $7,634,000, a 20.4% decrease compared to last year. The winding down of Peter Gray operations during the fourth quarter was a significant factor in the sales decline.

Marine electrical switchgear sales by NMP were $4,229,000, a 30.5% decrease compared to the previous year. The lower backlog of major switchgear contracts was the primary factor of the lower sales performance.

Engineered automation and control systems sales by TANO were $5,798,000, a 24.0% decrease compared to the previous year, and was mainly a result of a delay in receiving the production turn-on for the major WLB seagoing tug contract.

Gross profit, as a percentage of sales declined to 8.4% compared to 16.3% for the previous year. The substantial decline in gross profit was primarily due to continued costs incurred in connection with the first article testing phase of the TQG development contract, lower backlog of electrical switchgear contracts to absorb fixed plant costs, and $960,000 in inventory write-downs for obsolete and slow-moving materials.

Operating expenses were $5,354,000, a 23.8% decrease compared to the previous year, which included RoxCorp expenses of $782,000 and an impairment loss of $440,000. Interest expense increased 42.4% over the prior year as a result of increased borrowings. The Company recorded an extraordinary gain of $371,000, less taxes of $162,000, in connection with the extinguishment of debt at Peter Gray in 1999.

The income tax benefit effective rate is 17% compared to 35% for the previous year. The decrease is due to a $785,000 valuation allowance on net deferred tax assets being recorded as the realization of the assets is uncertain given the operating results of the Company in fiscal 1999 and 1998.

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

Liquidity and Capital Resources
-------------------------------

Cash flow from operations for the fiscal year ended March 31, 1999 was $1,021,000. During this period, cash was provided by depreciation and amortization of $1,372,000, reduction in costs and estimated earnings in excess of billings on uncompleted contracts of $2,229,000, reductions in inventories of $1,192,000, and accounts receivable of $977,000. Major uses of cash were the net loss of $2,844,000 and reductions in accounts payable of $1,573,000.

A major factor in the substantial decrease in both costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings on uncompleted contracts, and accounts receivable was the completion of the first article test units under the TQG development contract, which provided cash to pay down accounts payable and accrued liabilities. Inventories decreased primarily due to a $926,000 increase in write downs for obsolete and slow-moving materials. Income taxes receivable increased due to the carry back of the net loss to previous periods whereby previously paid income taxes could be claimed for refund.

The only significant investing activities for the fiscal year were purchases of $353,000 for normal replacement of equipment and new computer equipment in connection with preparation for Year 2000 compliance.

On September 8, 1998 and November 5, 1998, the Company renewed and/or restructured its revolving credit facility whereby the revolving credit line was increased from $4,000,000 to $4,500,000 and expired June 5, 1999. The Company restructured its $2,500,000 term note in 1998 which requires monthly payments of principal and interest, and a balloon payment of all remaining unpaid principal and interest due November 5, 2000. At March 31, 1999, the Company owed $4,200,000 under the revolving credit line, and $2,333,000 under the term note. The Company was not in compliance at March 31, 1999 and is currently not compliant with certain covenants of the credit agreement and has requested waivers of these violations. As of this date, the requested waivers have not been granted. As of July 27, 1999 the Company owes approximately $4,000,000 under the current bank revolving credit line and term note.

On July 23, 1999, the Company received a commitment from a bank for a new $2,000,000 revolving credit facility and $2,000,000 five-year term note. Upon closing, proceeds will be used to repay amounts then outstanding under the existing revolving credit facility and term note. The new revolving credit line and term note will bear interest at Wall Street Journal prime plus .25% to .75% based on the debt service coverage ratio of the Company each quarter.
Borrowings will be secured by all accounts receivable, inventory and equipment of the Company. The Company will be required to maintain a debt service coverage ratio, leverage ratio and liquidity ratio. The Company is required to obtain $1,000,000 of subordinated debt within ninety (90) days of closing the new revolving credit line and term note.

The Company's working capital needs are generally funded through cash flow from operations and the revolving line of credit. On March 31, 1999, the Company's working capital deficit and ratio of current assets to current liabilities were ($900,000) and (.92:1) as compared to $3,131,000 and 1.3:1 a year ago.

On July 27, 1999, the Company was notified by the United States Army that it had been granted a conditional production release on the major TQG contract. A conditional production release authorizes the Company to commence production of the TQG generators with the undertaking to modify the production generators in the event that first article testing indicates that a design or manufacturing modification is required. The production and inventory buildup connected with this contract may require an increase in short-term working capital requirements. The Company believes the new credit facility and additional subordinated debt, when obtained, will be adequate for future operations.

Outlook for Fiscal Year 2000 and Beyond
---------------------------------------

Subsequent to fiscal year ending March 31, 1999, the Company announced on June 15, 1999 that NMP had received orders in excess of $22,000,000 from Avondale Industries to design and build the ships service electrical distribution systems for the LPD-17 and 18 amphibious assault ships. TANO will also participate with NMP by supplying their proprietary TANOnet system for the electrical communications aboard the ship. There are twelve ships in this class, and deliveries will begin the fourth quarter of fiscal 2000 and continue through fiscal 2004.

In addition, the Company is in the process of submitting bids for a number of other major ship contracts and which the Company has high expectations of receiving. NMP is expected to begin production on the LPD-17 and 18 contract in the fourth quarter of fiscal 2000.

On July 27, 1999, MCII was notified by the United States Army that it was being granted a conditional release on the major TQG contract. As a result of the production release, the Company will now begin to phase into full production on the TQG contract, which the Company anticipates to begin in the quarter commencing October 1, 1999.

In April 1999, the Company sold certain Peter Gray inventory and equipment for $568,000. Peter Gray operations ceased on April 30, 1999 and the Company is currently in process of selling the remaining equipment at that location. Since Peter Gray had been operating at a loss, the discontinuance of this operation will have a positive comparative impact on fiscal year 2000 and beyond.

The Company believes that the combination of new NMP orders, the TQG production start-up, the sale of Peter Gray loss operations and the hardware product business, and major cost reductions implemented throughout the year will all combine to significantly improve future operating results beginning in the third quarter of fiscal 2000.

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

Item 7A.  Market Risk Disclosures

The Company is exposed to the impact of interest rate fluctuations as a result of current borrowings under a line of credit and a term loan with interest rates at prime plus 1% and .5%, respectively. (See, Note 5 to the Consolidated Financial Statements included elsewhere herein.) The Company has no exposure with foreign currency contracts.

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


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Stockholders.


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

(b)  Reports on Form 8-K

     No filings on Form 8-K were made during the last quarter of the fiscal year ending March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WESTWOOD CORPORATION


By: /s/ Ernest H. McKee                   By:
    ---------------------------              -------------------------------
        Ernest H. McKee                          Richard E. Minshall
        President and Director                   Director


By: /s/ Paul R. Carolus                   By: /s/ Anthony Pantaleoni
    ---------------------------              -------------------------------
        Paul R. Carolus                           Anthony Pantaleoni
        Secretary/Treasurer                       Director
        and Director

By:
   ----------------------------
        John H. Williams
        Director



DATE:     July 27, 1999

                              Westwood Corporation

                                      10-K

                   Years ended March 31, 1999, 1998 and 1997
                      with Report of Independent Auditors

                              Westwood Corporation

            Index to Consolidated Financial Statements and Schedule



Page
----

Covered by Report of Independent Auditors

Report of Independent Auditors..............................................F-2
 Consolidated Balance Sheets as of March 31,
   1999 and 1998............................................................F-3
 Consolidated Statements of Operations for the
   Years ended March 31, 1999, 1998 and
   1997.....................................................................F-5
 Consolidated Statements of Stockholders' Equity
   for the Years ended March 31, 1999, 1998 and
   1997.....................................................................F-6
 Consolidated Statements of Cash Flows for the
   Years ended March 31, 1999, 1998 and 1997................................F-7
 Notes to Consolidated Financial Statements for the
   Years ended March 31, 1999, 1998 and 1997................................F-9
 Schedule for the Years ended March 31, 1999, 1998 and 1997:
     II - Valuation and Qualifying Accounts................................F-28

Not Covered by Report of Independent Auditors:

 Selected Quarterly Financial Information (unaudited)......................F-29

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

                         Report of Independent Auditors

The Board of Directors
Westwood Corporation

We have audited the accompanying consolidated balance sheets of Westwood Corporation as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westwood Corporation at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                    /s/ Ernst & Young LLP

Tulsa, Oklahoma
June 4, 1999, except for Note 5
 which is dated July 23, 1999

                              Westwood Corporation

                          Consolidated Balance Sheets

                                                                             March 31
                                                                      1999              1998
                                                              -----------------------------------
                                                                         (In Thousands)
Assets
Current assets:
 Cash and cash equivalents                                              $ 1,283           $   574
 Accounts receivable (including retainage receivable
  of $16 in 1999 and $58 in 1998),
  net of allowance for doubtful accounts of
  $126 in 1999 and $65 in 1998                                            3,696             4,390
 Note receivable - officer                                                    -                55
 Income tax receivable                                                      789               502
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                                         625             2,854
 Inventories:
  Raw materials and purchased parts                                       2,648             3,849
  Work-in-process                                                         1,573             1,786
                                                              -----------------------------------
                                                                          4,221             5,635
 Prepaid expenses                                                            40               130
 Current deferred income taxes                                                -               354
 Assets held for sale                                                       402                 -
                                                              -----------------------------------
Total current assets                                                     11,056            14,494

Plant and equipment, at cost:
 Leasehold improvements                                                     310               820
 Machinery and equipment                                                  4,275             4,341
 Patterns and tools                                                         195               430
                                                              -----------------------------------
                                                                          4,780             5,591
 Accumulated depreciation                                                (2,937)           (2,858)
                                                              -----------------------------------
                                                                          1,843             2,733


Goodwill (net of accumulated amortization of
 $858 in 1999 and $385 in 1998)                                           6,250             6,725


Long-term accounts receivable, retainage                                    533               816
Deferred charges (net of accumulated amortization
  of $830 in 1998 and $768 in 1998)                                           1                63
                                                              -----------------------------------
Total assets                                                            $19,683           $24,831
                                                              ===================================

                                                                            March 31
                                                                     1999             1998
                                                              ----------------------------------
                                                                         (In Thousands,
                                                                   except for share amounts)

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                        $ 2,397          $ 3,971
  Accrued liabilities                                                       1,489            1,518
  Accrued rent                                                                  -               81
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                                          501              855
  Current portion of long-term debt                                         7,569            4,938
                                                              ----------------------------------
Total current liabilities                                                  11,956           11,363


Accrued rent                                                                    -              215


Long-term debt                                                                557            3,152


Deferred income taxes                                                           -               18


Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized,
   $.001 par value, no shares issued or
   outstanding                                                                 -                -
  Common stock, 20,000,000 shares authorized,
   $.003 par value, 6,891,647 shares issued

   and outstanding                                                             21               21
  Capital in excess of par value                                            5,978            5,978
  Retained earnings                                                         1,171            4,084
                                                                ----------------------------------
Total stockholders' equity                                                  7,170           10,083
                                                                ----------------------------------
Total liabilities and stockholders' equity                                $19,683          $24,831
                                                                ==================================

See accompanying notes.

                              Westwood Corporation

                     Consolidated Statements of Operations



                                                            Year ended March 31
                                                  1999             1998             1997
                                           --------------------------------------------------
                                                (In Thousands, except earnings per share)

Sales                                               $30,390          $29,435          $33,408
Cost of sales                                        27,838           24,640           25,410
                                           --------------------------------------------------
Gross profit                                          2,552            4,795            7,998

Operating expenses:
Marketing and selling expenses                        1,233            2,269            1,710
General and administrative expenses                   4,121            4,318            3,570
Impairment loss                                           -              440                -
                                           --------------------------------------------------
                                                      5,354            7,027            5,280
                                           --------------------------------------------------
Operating income (loss)                              (2,802)          (2,232)           2,718

Other income (expense):
Interest expense                                       (746)            (524)             (87)
Gain on sale of subsidiary                                -              797                -
Other                                                  (135)             (73)              33
                                           --------------------------------------------------
                                                       (881)             200              (54)
                                           --------------------------------------------------
Income (loss) before extraordinary
gain and income taxes                                (3,683)          (2,032)           2,664

Provision (benefit) for income taxes                   (630)            (715)           1,033
                                           --------------------------------------------------
Income (loss) before extraordinary gain              (3,053)         $(1,317)         $ 1,631

Extraordinary gain                                      209                -                -
                                           --------------------------------------------------
Net income (loss)                                   $(2,844)         $(1,317)         $ 1,631
                                           ==================================================

Basic and diluted earnings (loss) per
 share:
Income (loss) before extraordinary gain             $  (.44)           $(.19)            $.24
Extraordinary gain                                      .03                -                -

                                           --------------------------------------------------
Net income (loss)                                   $  (.41)           $(.19)            $.24
                                           ==================================================

See accompanying notes.

                              Westwood Corporation

                Consolidated Statements of Stockholders' Equity




                                                            Capital in
                                Preferred       Common       Excess of      Retained
                                  Stock         Stock        Par Value      Earnings         Total
                             ------------------------------------------------------------------------
                                                           (In Thousands)

Balance at March 31, 1996                 -           $17         $3,511       $ 6,545        $10,073
 Net income                               -             -              -         1,631          1,631
 Cash dividends paid
  ($.03 per share)                        -             -              -          (229)          (229)
 Stock dividend                           -             1          1,116        (1,117)             -
                             ------------------------------------------------------------------------
Balance at March 31, 1997                              18          4,627         6,830         11,475
 Net loss                                 -                                     (1,317)        (1,317)
 Stock issuance                           -             1            179             -            180
 Cash dividends paid
  ($.04 per share)                        -             -              -          (255)          (255)
 Stock dividend                           -             2          1,172        (1,174)             -
                             ------------------------------------------------------------------------
Balance at March 31, 1998                 -            21          5,978         4,084         10,083
 Net loss                                 -             -              -        (2,844)        (2,844)
 Cash dividends paid
  ($.01 per share)                        -             -              -           (69)           (69)
                             ------------------------------------------------------------------------
Balance at March 31, 1999                 -           $21         $5,978       $ 1,171        $ 7,170
                             ========================================================================


See accompanying notes.

                              Westwood Corporation

                     Consolidated Statements of Cash Flows



                                                              Year ended March 31
                                                     1999            1998            1997
                                              ------------------------------------------------
                                                                (In Thousands)

Operating activities
Net income (loss)                                       $(2,844)        $(1,317)         $ 1,631
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                           1,372           1,448              754
  Extraordinary gain                                       (209)              -                -
  Noncash interest expense                                  113               -                -
  Impairment loss                                             -             440                -
  Gain on sale of subsidiary                                  -            (797)               -
  Loss on asset disposals                                   372              32                -
  Deferred income taxes                                     336            (133)            (346)
  Cash flows impacted by changes in:
   Accounts receivable                                      694             356              754
   Costs and estimated earnings
    in excess of billings on
    uncompleted contracts                                 2,229          (2,261)           2,657
   Inventories                                            1,192             242              327
   Prepaid expenses                                          90             102              (91)
   Long-term accounts receivable,
    retainage                                               283             171              322
   Accounts payable                                      (1,573)          2,491           (1,817)
   Accrued liabilities and rent                            (231)            192             (830)
   Billings in excess of costs and
    estimated earnings on
    uncompleted contracts                                  (354)         (3,156)          (1,306)
   Income taxes payable/receivable                         (449)         (1,057)             260
                                              ------------------------------------------------
Net cash provided by (used in) operating

activities                                              1,021          (3,247)           2,315


Westwood Corporation

                                                             Year ended March 31
                                                  1999              1998              1997
                                           ----------------------------------------------------
                                                               (In Thousands)

Investing activities
Purchases of plant and equipment                    $  (353)          $  (450)          $  (110)
Proceeds from sales of plant and equipment                3                71                12
Proceeds from sale of subsidiary                          -             2,389
Purchase of certain assets                                -            (2,080)              (69)
Acquisition of company, less
  cash acquired                                           -              (498)             (815)
Collections (advances) on officer loan                   55                (4)               49
Other                                                     -                 -               (33)
                                           ----------------------------------------------------
Net cash used in investing activities                  (295)             (572)             (966)

Financing activities
Principal payments on debt                           (1,702)           (3,017)           (5,103)
Borrowings on debt                                    1,754             6,500             4,550
Dividends paid                                          (69)             (255)             (229)
                                           ----------------------------------------------------
Net cash provided by (used in)
  financing activities                                  (17)            3,228              (782)
                                           ----------------------------------------------------

Net increase (decrease) in cash                         709              (591)              567
Cash and cash equivalents at
  beginning of year                                     574             1,165               598
                                           ----------------------------------------------------
Cash and cash equivalents at end of year            $ 1,283           $   574           $ 1,165
                                           ====================================================


See accompanying notes.

                              Westwood Corporation

1. Description of Business Activities and Significant Accounting Policies

Business Activities

Westwood Corporation ("Company"), a holding company, owns 100% of the outstanding shares of NMP Corp. ("NMP"), Roflan and Associates, Inc. ("Roflan") and through Roflan's ownership interest, 100% of the outstanding common stock of Roflan's wholly owned subsidiary, Peter Gray Corporation ("Peter Gray"). In April 1997, NMP spun-off its Rox Tec division and established a separate wholly owned subsidiary, Rox Corp. In May 1997, Westwood purchased the assets and liabilities of TANO Automation, Inc.'s Marine Automation Control Division and established a separate wholly owned subsidiary, TANO Corp.("TANO"). Westwood also purchased 100% of the outstanding shares of MCII Electric Co. ("MCII") in May 1997. In September 1997, the Company sold the net assets of Rox Corp. in a cash transaction.

NMP primarily manufactures and markets a diversified line of marine electrical hardware products, primarily for the U.S. Navy. NMP is also engaged in the business of designing and manufacturing electrical distribution and signal switching equipment in accordance with specifications of the U.S. Navy for use on combat ships. Peter Gray is a commercial cold forger, serving mostly commercial markets within the U.S.. TANO designs, manufactures, sells and services electrical automation and control systems for both military and commercial ships and machinery plant automation and control systems. MCII designs, manufactures, sells and supports mobile generator sets for both military and commercial applications.

The Company incurred operating losses in 1999 and 1998, has a working capital deficit of $900,000 at March 31, 1999 and has not complied with certain covenants of loan agreements with a bank. The Company has not obtained waivers for certain of these covenant violations for the year ended March 31, 1999 or subsequent and the revolving credit facility expired on June 5, 1999 (see Note 5 regarding the Company's planned refinancing of its revolving credit facility and term note subsequent to March 31, 1999). The Company is also awaiting approval from the U.S. government of the 30-60 kilowatt generator test units manufactured under the reengineering development phase of the MCII Tactical Quiet Generator contract. The Company recorded contract losses relating to the reengineering development phase of the contract of $589,000 and $714,000 in 1999 and 1998, respectively. Upon successful completion of the development phase, the contract allows the U.S. government to release production orders, which management estimates

                              Westwood Corporation

1. Description of Business Activities and Significant Accounting Policies (continued)

may approximate $27,000,000 over a three year period. The Company will require additional working capital if it enters the production phase of the contract.

Management has been developing and implementing an operational restructuring plan. In the third quarter of 1999, the Company decided to cease its Peter Gray operation in Boston and began the process of liquidating its assets. Peter Gray incurred operating losses in each of the last three fiscal years. Management does not expect to incur any loss on disposal of the remaining net assets of Peter Gray. Subsequent to March 31, 1999, the Company evaluated its continued involvement in its unprofitable marine electrical hardware business and is currently negotiating to sell this business. Management does not expect to incur any loss in exiting the marine electrical hardware business.

Management believes that it has under development an operational restructuring plan that, if successful along with executing replacement financing, can significantly improve operating results.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid mutual funds invested in U.S. government securities with maturities of three months or less when acquired.

                              Westwood Corporation

1. Description of Business Activities and Significant Accounting Policies (continued)

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

The effect of changes in estimates of contract profits was to increase 1999 and decrease 1998 net operating loss by approximately $221,000 and $509,000, respectively, and increase 1997 operating income by approximately $586,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding years.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.

Depreciation

Plant and equipment are depreciated using the straight-line method over their estimated useful lives. Depreciation expense of $836,000, $682,000 and $520,000 is included in the 1999, 1998 and 1997 statements of operations, respectively, based on the utilization of the particular assets. Major replacements and improvements are capitalized while minor replacements, maintenance and repairs which do not extend useful lives are expensed.

Amortization of Deferred Charges

Deferred charges represent amounts related primarily to certain costs of obtaining and developing new product lines. Deferred charges are being amortized by the straight-line method over their estimated useful lives.

                              Westwood Corporation

1. Description of Business Activities and Significant Accounting Policies (continued)

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

Incentive Stock Options

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's director and employee stock options equal the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Earnings Per Share

Basic earnings per share are based upon the average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options outstanding using the treasury stock method. However, none of the options outstanding were dilutive in 1999, 1998 and 1997, resulting in no difference between basic and dilutive earnings per share for each of the years presented.

Long-Lived Assets

The Company evaluates the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances

                              Westwood Corporation

1. Description of Business Activities and Significant Accounting Policies (continued)

indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetemined when related events or circumstances change.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement was required in 1999 but did not impact the Company's reported consolidated financial position, results of operations or cash flows.

In March 1998, SOP No. 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," was issued. This SOP requires capitalization of certain costs incurred in connection with an internal-use software project. Adoption of this SOP is not required until fiscal 2000. Neither the Company's financial position, results of operations nor cash flows are expected to be significantly impacted by this SOP.

In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities." The SOP is effective for fiscal years beginning after December 15, 1998, and requires start-up costs capitalized prior to that date be written off and any future start-up costs to be expensed as incurred. At March 31, 1999, the unamortized balance of start-up costs (included as a component of deferred charges) was fully amortized. The Company has determined that the impact of the adoption of the SOP will not materially impact future operations.

                              Westwood Corporation

1. Description of Business Activities and Significant Accounting Policies (continued)

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which requires that all derivative instruments be recorded as assets or liabilities on the balance sheet at fair value. SFAS No. 133 is not required to be adopted by the Company until 2001. The Company's financial position, results of operations or cash flows are not expected to be significantly impacted by this SFAS when adopted.

2. Acquisitions

On May 1, 1996, the Company acquired 100% of the issued and outstanding common stock of Roflan and through Roflan's ownership interest, 100% of the outstanding common stock of Roflan's wholly owned subsidiary, Peter Gray, for $990,000 in cash. The transaction was accounted for as a purchase. The results of operations have been included from the date of acquisition. The net purchase price was subsequently reduced during 1997 by 50% of the federal tax refund of $260,000 received as a result of filing Roflan and Peter Gray's consolidated federal tax return for the period from October 1, 1995 through April 30, 1996 as per the purchase agreement. The acquired net assets have been recorded based upon an allocation of the purchase price with substantially all of the purchase price in excess of Roflan and Peter Gray's historical carrying value being allocated to property and equipment.

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

On May 13, 1997, the Company purchased the assets and liabilities of TANO Automation, Inc.'s Marine Automation Control Division for a total purchase price of $2,500,000. The transaction was accounted for as a purchase and accordingly, TANO's results of operations are included in the financial statements since the date of the acquisition. The net purchase price was subsequently reduced during 1998 to $2,080,000 as a result of a post-closing audit of TANO's balance sheet as per the purchase agreement. The purchase price was allocated to the respective net assets acquired based

                              Westwood Corporation

2. Acquisitions (continued)

upon their respective fair values. The excess purchase price over the net assets acquired resulted in goodwill of approximately $1,712,000.

On May 28, 1997, the Company purchased 100% of the outstanding common stock of MCII Electric Company, Inc. for $2,000,000, plus 125,000 shares of the Company's common stock. The transaction was accounted for as a purchase and accordingly, MCII's results of operations are included in the financial statements since the date of the acquisition. The transaction involved the payment of $500,000 in cash plus three noninterest bearing annual installments of $500,000 each through May 28, 2000. The purchase price was allocated to the assets and liabilities assumed in the acquisition based upon their respective fair values. The excess purchase price over the net assets acquired resulted in goodwill of approximately $5,400,000.

The following selected unaudited pro forma information (in thousands, except per share amounts) is provided to present a summary of the combined results of the Company as if the acquisitions discussed above had occurred at the beginning of fiscal 1998, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations had the acquired businesses operated as of part of the Company for the year ended March 31, 1998.


Sales                                                      $29,814
Net income (loss)                                           (1,579)
Basic and diluted loss per share                              (.23)


3. Sale of Rox Corp.

     On September 30, 1997, the Company sold the net assets of Rox Corp, for $881,000 in cash. In addition to the sales price, $1,666,000 in outstanding loans between Rox Corp. and the Company and its subsidiaries were paid in full by the purchaser.

Subsequent to the sale of Rox Corp. and the transfer of employees who have ownership in the Company to Rox Corp., the Company began subleasing office and warehouse space as well as providing other administrative services to Rox Corp. via an administrative services agreement. The agreement, which can be cancelled by either party with adequate notice, contains various market comparable prices for the services provided or space occupied. The Company received $88,000 and $66,000 in 1999 and 1998, respectively, related to the administrative services agreement. Additionally, the Company's NMP

                              Westwood Corporation

3. Sale of Rox Corp. (continued)

subsidiary sells materials and parts to Rox Corp. which resulted in revenues to the Company of $174,000 and $82,000 in 1999 and 1998, respectively.

4. Uncompleted Contracts

At March 31, costs incurred on uncompleted contracts, estimated earnings and related contract billings to date are as follows:


                                                  1999            1998
                                           --------------------------------
                                                     (In Thousands)


Costs incurred on uncompleted contracts             $41,261         $49,301
Estimated earnings                                   11,452          14,888
                                           --------------------------------
                                                     52,713          64,189
Less contract billings to date                       52,589          62,190
                                           --------------------------------
                                                    $   124         $ 1,999
                                           ================================

Included in the accompanying balance
sheets under the following captions:
Costs and estimated earnings
in excess of billings on
uncompleted contracts                               $   625         $ 2,854
Billings in excess of costs and
estimated earnings on
uncompleted contracts                                   501             855
                                           --------------------------------
                                                    $   124         $ 1,999
                                           ================================


Accounts receivable includes approximately $748,000 and $1,603,000 of progress billings at March 31, 1999 and 1998, respectively.

                              Westwood Corporation

5. Long-Term Debt

Long-term debt at March 31 consists of the following:


                                                      1999            1998
                                                     ----------------------
                                                         (In Thousands)


Revolving credit facility                            $4,200          $3,600
Term note                                             2,333           2,650
Peter Gray note payable                                   -             577
MCII acquisition note                                 1,470           1,263
Other                                                   123               -
                                                     ----------------------

                                                      8,126           8,090
Less current maturities                               7,569           4,938
                                                     ----------------------

                                                     $  557          $3,152
                                                     ======================


Annual maturities on long-term debt are: 2000 - $7,569,000; 2001 - $499,000; 2002 - $35,000; and 2003 - $23,000.

On September 8, 1998 and November 5, 1998, the Company renewed and/or restructured its revolving credit facility whereby the revolving credit line was increased from $4,000,000 to $4,500,000. The Company also restructured its $2,500,000 term note in 1998. The revolving credit line and term note bear interest at the lender's prime rate plus 1% and .5%, respectively (8.75% and 8.25% at March 31, 1999). The new revolving credit facility expired June 5, 1999 and is based on a borrowing base of acceptable receivables and inventories. The term loan facility requires monthly principal payments of $41,667 plus accrued interest through November, 2000. In February, 1998, the Company entered into an additional term note in the amount of $400,000 bearing interest at the lender's prime rate plus 1%. On July 10, 1998, this term note was increased to $1,000,000. The $1,000,000 term note was repaid on November 5, 1998.

The revolving credit facility and the term note contain covenants relating to the maintenance of a cash flow to current maturity ratio, current ratio, debt to net worth ratio, net worth ratio, and working capital and is secured by accounts receivable and inventories of the Company's NMP, MCII, and TANO subsidiaries as well as the property and equipment of all of the Company's subsidiaries. The credit facility also restricts the declaration and payment of dividends. The Company was not in compliance with the

                              Westwood Corporation
dividend payment restriction, cash flow to current maturity ratio, current ratio net worth and working capital covenants at various times throughout 1999. The Company has

                              Westwood Corporation

5. Long-Term Debt (continued)

obtained a waiver for the payment of the first quarter 1999 dividend but not for the other covenant violations for the year ended March 31, 1999 or subsequent. As a result, the Company has classified all of the term note and revolving credit facility as current as of March 31, 1999.

At March 31, 1999, there was no amount available under the revolving credit facility based on the borrowing base. Borrowings on the revolving credit facility averaged $4,110,000, $2,592,000 and $306,000 per day during 1999, 1998 and 1997, respectively, with the highest month-end balance being $4,500,000, $3,790,000 and $2,000,000, respectively. The weighted average interest rate was 8.75%, 8.5% and 8.6% during 1999, 1998 and 1997, respectively.

In connection with the acquisition of MCII, the Company signed a $1,500,000 noninterest bearing note payable with the former owner of MCII. The note requires three annual installments, beginning in May 1998, of $500,000. The Company has recorded the obligation at a discount rate of 8.5%, which was consistent with the rate obtainable from the lender of the existing revolving credit facility in May 1997. No payments have been made due to the indemnification claims filed against the former owner as described in Note 7.

On July 23, 1999, the Company received a commitment from a bank for a new $2,000,000 revolving credit facility and $2,000,000 five-year term note. Upon closing, proceeds will be used to repay amounts then outstanding under the existing revolving credit facility and term note. The new revolving credit line and term note will bear interest at Wall Street Journal prime plus .25% to .75% based on the debt service coverage ratio of the Company each quarter. Borrowings will be secured by all accounts receivable, inventory and equipment of the Company. The Company will be required to maintain a debt service coverage ratio, leverage ratio and liquidity ratio. The Company is also required to obtain $1,000,000 of subordinated debt within 90 days of closing the new revolving credit line and term note.

In connection with the acquisition of Peter Gray, the Company assumed a secured note payable maturing on November 1, 2001. The note was payable in monthly principal and interest installments of $8,000 through September 1999, followed by 24 monthly payments of $11,000, with a final payment of $335,000 due on November 1, 2001. Interest was computed at 8% per annum. The note was secured by the accounts receivable and leasehold improvements of Peter Gray. In January 1999, the Company entered into

                              Westwood Corporation

5. Long-Term Debt (continued)

an agreement with the note holder to terminate the secured note payable for a $167,500 cash payment by the Company as the note holder sold the building which Peter Gray occupied to a third party. As a result of the extinguishment of this debt, an extraordinary gain of $371,000 less income taxes of $162,000 was recognized in 1999.

At March 31, 1999, the fair value of the Company's MCII note payable cannot be determined given the uncertainty of the contingencies with the former owner of MCII as described in Note 7. At March 31, 1999 and 1998, the market value for the rest of the Company's notes payable approximates the carrying value as the borrowing interest rate is variable.

6. Income Taxes

The components of the provisions (benefits) for income taxes from income (loss) before extraordinary gain are as follows:


                                   1999             1998             1997
                            --------------------------------------------------
                                               (In Thousands)

Current:
   Federal                           $(1,012)           $(550)          $1,158
   State                                  46              (32)             221
                            --------------------------------------------------
                                        (966)            (582)           1,379

Deferred:
   Federal                               301             (120)            (310)
   State                                  35              (13)             (36)
                            --------------------------------------------------
                                         336             (133)            (346)
                            --------------------------------------------------
                                     $  (630)           $(715)          $1,033
                            ==================================================

                              Westwood Corporation

6. Income Taxes (continued)

The difference between the expected tax rate and the effective tax rate for the provision (benefit) for income taxes before extraordinary gain is primarily due to state income taxes as shown below:


                                            1999         1998         1997
                                       --------------------------------------
                                                    (In Thousands)
Expected provision (benefit) for
  federal income taxes at the
  statutory rate                            $(1,252)       $(691)      $  906
State income taxes - net of
  federal benefit                              (106)         (22)         114
Increase in valuation allowance                 785           15            -
Other                                           (57)         (17)          13
                                       --------------------------------------
Provision (benefit) for income taxes        $  (630)       $(715)      $1,033
                                       ======================================


Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:


                                                         1999          1998
                                                   ---------------------------
                                                           (In Thousands)
Deferred tax liabilities:
   Long-term contracts                                     $  37         $  78
   Tax over book depreciation and amortization                 -            91
                                                   ---------------------------
Total deferred tax liabilities                                37           169
Deferred tax assets:
   Allowance for doubtful accounts                            48            21
   Book over tax depreciation and amortization                55             -
   State net operating loss carryforward                      64            15
   Inventory reserves                                        528           282
   Warranty reserve                                           81            47
   Accrued rent                                                -           101
   Vacation accrual                                           61            54
   Less valuation allowance                                 (800)          (15)
                                                   ---------------------------
Total deferred tax assets                                     37           505
                                                   ---------------------------
Net deferred tax asset                               $    -              $ 336
                                                   ===========================

                              Westwood Corporation

                             Westwood Corporation

6. Income Taxes (continued)

Management believes sufficient uncertainty exists regarding the realizability of its net deferred tax assets that a valuation allowance is required. The increase of $785,000 in the valuation allowance during 1999 was due to a reassessment of the Company's ability to realize its net deferred tax assets in the future as a result of the operating losses in 1999 and 1998.

At March 31, 1999 and 1998, the Company had $1,067,000 and $256,000,
respectively, of state net operating loss carryforwards which expire beginning in 2013.

7. Commitments and Contingencies

Subsequent to the acquisition of MCII, the Company was informed by U.S. government contract officials of concerns relating to the adequacy and accuracy of certain MCII contract accounting information. The Company believes it has fully responded to concerns raised. However, as a result of this notification and other information learned subsequent to the acquisition, the Company has filed several indemnification claims against the former owner of MCII regarding the representations the owner made prior to the acquisition. The former owner has in turn filed counter claims against the Company. While initial settlement discussions have commenced, it is still uncertain as to the ultimate resolution of the claims. Any settlement under the indemnification provision would correspondingly reduce or increase the amount of goodwill associated with MCII and not materially impact operating results of the Company.

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

                             Westwood Corporation

8. Leases

The Company leases all of its premises and various equipment under non-cancelable operating lease agreements. The future minimum lease payments for all leases are as follows:

             2000                   $  622,000
             2001                      483,000
             2002                      293,000
             2003                      253,000
             2004                       40,000
                                    ----------
                                    $1,691,000
                                    ==========

In fiscal 1992, Peter Gray entered into a 10-year operating lease which provided for free rent during the first two years of the agreement. Additionally, the lease agreement contained escalation clauses which increased the lease payments after the fifth year of the agreement. Under generally accepted accounting principles, rent expense was recognized on a straight-line basis on the lease agreement. In January 1999, this lease agreement was terminated which resulted in Peter Gray reversing the deferred rent liability of $235,000 and writing off $370,000 of related leaseheld improvements to other expense.

Rent expense incurred under operating lease agreements was $655,000, $690,000 and $496,000 for 1999, 1998 and 1997, respectively.

9. Note Receivable - Officer

The note receivable from Ernest McKee, President of the Company, included principal and accrued interest at prime plus 1/4%. The note plus interest was paid in 1999.

10. Employee Benefit Plans

The Company maintains 401(k) plans into which participating employees can defer up to 17% of their annual compensation up to a specified limit. The Company matches 100% of each participating employee's deferrals, not to exceed 3% of each participating employee's annual compensation. The Company contributions to the plans for 1999, 1998 and 1997 were $168,000, $135,000 and $122,000, respectively. The Company does not provide any post-retirement benefits other than the 401(k) plans.

                             Westwood Corporation

11. Major Customers and Concentration of Credit Risk

The Company's customers are primarily the U.S. government and companies engaged in the defense contractor industry located throughout the U.S. who have contracted with the U.S. government. During 1999, the Company had $15,979,000 of sales generated by all segments of the Company to the U.S. government. A general contractor and the U.S. government accounted for approximately $4,151,000 and $5,722,505 of sales in 1998. The general contractor sales were generated by the engineered automation and control systems segment and the U.S. government sales were generated by all segments. Two different general contractors accounted for approximately $11,488,000 and $7,244,000 of sales generated by the marine electrical hardware and switchgear segment in 1997.

At March 31, 1999, approximately $1,273,000 (34%) of accounts receivable, including current retainage, are due from the U.S. government. The Company generally does not require collateral from its customers as progress billings are rendered to customers as the work is performed, which results in substantial receipt of amounts due prior to the time the products are shipped. Credit losses relating to customers in the defense contractor industry have not been significant.

The Company has been dependent upon long-term switch gear contracts relating to major new ship building programs for the bulk of its revenue. In recent years, one program has been a significant contributor to revenues. In 1996, the Company was notified that it was not awarded a new contract related to this ship building program. During 1998, this program was substantially completed and as a result, the Company experienced a significant decline in sales revenues. However, in 1999 and 1998, as a result of recent acquisitions, the reduction in revenue was offset by revenue from long-term contracts relating to mobile power systems and engineered automation and control systems as well as increased sales from other products.

12. Statement of Cash Flows

Cash payments for interest were $625,000, $482,000 and $87,000 for 1999, 1998 and 1997, respectively. Cash payments (refunds) for income taxes were $(679,000), $540,000 and $1,120,000 for 1999, 1998 and 1997, respectively.

                             Westwood Corporation

13. Common Stock

The financial statements, including the earnings per share calculations, include the impact of two 10% stock dividends (with fractional shares rounded to the next highest share) approved by the Board of Directors of the Company on October 30, 1997 and November 7, 1996, respectively. These stock dividends resulted in an increase in the number of shares of common stock issued and outstanding by 626,714 and 558,251 shares in 1998 and 1997, respectively. Earnings and dividends paid per share have been retroactively restated for the year ended March 31, 1997 to reflect the impacts of the October 30, 1997 stock dividend.

The Company has two stock option plans covering directors and employees, respectively. The plans initially permitted the granting of five-year options for up to 321,000 shares and 483,000 shares of the Company's common stock at fair market value for directors and employees, respectively. In September 1996, the Board of Directors authorized and the shareholders approved on November 7, 1996, the extension of the directors' options to ten years. Vesting of the 321,000 directors' options occurred six months after the grant date. For the employee's plan, vesting occurs as follows:

        10% after                1 year
        15% after                2 years
        25% after                3 years
        25% after                4 years
        25% after                5 years

On September 3, 1996, the Board of Directors of the Company authorized, and the shareholders approved on November 7, 1996, the issuance of new director options for 242,000 shares of the Company's common stock with vesting occurring on these options at a 20% annual rate beginning September 3, 1998. The contractual life of the vested options extends 10 years beyond the annual vesting date. On September 3, 1997, the Board of Directors of the Company authorized, and the shareholders approved on December 4, 1997, the issuance of an additional 55,000 shares of the Company's common stock to a new director of the Company. The contractual life and vesting structure of the newly granted options are the same as those granted on September 3, 1996.

                             Westwood Corporation

13. Common Stock (continued)

A summary of the Company's stock option activity and related information for the years ended March 31 follows:

                         Stock Options Outstanding           Stock Options Vested
                     -------------------------------   ------------------------------
                                       Weighted                          Weighted
                                        Average                           Average
                         Options     Exercise Price        Options    Exercise Price
                     -------------------------------   ------------------------------
At March 31, 1996          469,000             $1.76         258,000            $1.91

Granted                    242,000             $1.75
                           -------
At March 31, 1997          711,000             $1.76         344,000            $1.80

Granted                     55,000             $1.93
                           -------
At March 31, 1998          766,000             $1.77         444,000            $1.80
                           -------
At March 31, 1999          766,000             $1.77         540,000            $1.78
                           =======

No options were exercised, cancelled, or forfeited during any of the three-year periods ending March 31, 1999. The number of options authorized and granted and the price per option have been adjusted to reflect the impact of the 10% stock dividends discussed above. The exercise price for options outstanding as of March 31, 1999 ranged from $1.45 to $2.39. The weighted average remaining contractual life of those options is 6.65 years.

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

The fair value of the options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997: expected life of the stock options of 8 and 5.74 years, respectively; volatility of the expected market price of the Company's stock of 59% (all years); risk free interest rate of 6.75% and 6.40%, respectively; and a 2% dividend yield rate (all years).

                             Westwood Corporation

                             Westwood Corporation

13. Common Stock (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's reported and pro forma information for the year ended March 31 is as follows:

                                                  1999         1998        1997
                                             -------------------------------------
Net income (loss):
  As reported                                     $(2,844)     $(1,317)     $1,631
  Pro forma                                        (2,900)     $(1,370)     $1,387
Net income (loss) per basic and diluted
 share:
  As reported                                     $  (.41)     $  (.19)     $  .24
  Pro forma                                       $  (.42)     $  (.20)     $  .20
Weighted average grant date fair value            $    -       $  1.12      $  .93

Pro forma amounts include compensation expense for the vested portion of options granted due to the graded vesting policy of these options. Pro forma amounts for 1997 also include compensation expense for the vested director's options which were extended to a ten year life by the Board of Directors in September, 1996, since such an action required the remeasurement of the options at the extension date. Since compensation expense from stock options is recognized over the future years' vesting period, pro forma amounts may not be representative of future years' amounts.

14. Earnings Per Share

The following sets forth the computation of basic and diluted earnings (loss) per share for the years ended March 31:

                                                    1999            1998           1997
                                             -----------------------------------------------
Numerator for basic and diluted
  earnings per share:
    Net income (loss) - in thousands              $   (2,844)     $   (1,317)     $    1,631
                                             ===============================================
Denominator for basic and diluted earnings
 per share - weighted average shares *             6,891,647       6,780,814       6,766,647
                                             ===============================================
Basic and diluted earnings (loss) per share       $     (.41)     $     (.19)     $      .24
                                             ===============================================

   * Adjusted for 10% stock dividends in 1998 and 1997. See Note 13.

                             Westwood Corporation

15. Segment Disclosures

The Company evaluates performance based upon segment net income (loss) which includes revenues from external and internal customers, operating costs and expenses, and depreciation, depletion and amortization. The accounting policies of the segments are the same as those described in Note 1. Intersegment sales are generally accounted for at the cost of the selling segment.

The Company's reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. Other includes corporate operations. Long-lived assets are comprised of property and equipment, goodwill and deferred charges.

                                           Revenues                                      Additions to  Depreciation
                               -----------------------------
                                 Revenues   Inter-               Net Income     Total     Long-Lived       and
                                 External  Segment    Total        (Loss)      Assets       Assets     Amortization
                               ------------------------------------------------------------------------------------
            1999
-------------------------------
Marine electrical hardware
  and switchgear                  $11,863  $   946   $12,809        $(1,401)  $ 14,579         $  184        $  556
Mobile power systems               12,729        -    12,729         (1,253)     8,669             32           621
Engineered automation and
  control systems                   5,798      215     6,013            207      3,846             69           190
Other                                   -        -         -         (2,844)    17,672             78             5
Eliminations                            -   (1,161)   (1,161)         2,447    (25,083)             -             -
                               ------------------------------------------------------------------------------------
Total                             $30,390  $     -   $30,390        $(2,844)  $ 19,683         $  353        $1,372
                               ====================================================================================
           1998
-------------------------------
Marine electrical hardware
  and switchgear                  $18,628  $   272   $18,900        $  (648)  $ 16,763         $  276        $  776
Mobile power systems                3,209        -     3,209           (982)    10,248          2,103           518
Engineered automation and
  control systems                   7,598       32     7,630            282      4,143            627           151
Other                                   -        -         -         (1,317)    21,675             22             3
Eliminations                            -     (304)     (304)         1,348    (27,998)             -             -
                               ------------------------------------------------------------------------------------
Total                             $29,435  $     -    $29,435        $(1,317)  $ 24,831         $3,028        $1,448
                               ====================================================================================
           1997
-------------------------------
Marine electrical hardware
  and switchgear                  $33,408  $     -   $33,408        $ 1,659   $ 19,247         $  994        $  754
Other                                   -        -         -          1,631     13,579              -             -
Eliminations                            -        -         -         (1,659)   (16,670)             -             -
                               ------------------------------------------------------------------------------------
Total                             $33,408  $     -   $33,408        $ 1,631   $ 16,156         $  994        $  754
                               ====================================================================================

Marine electrical hardware revenues were 52%, 68% and 42% and marine electrical switchgear revenues were 48%, 32% and 58% of 1999, 1998 and 1997 of total marine electrical hardware and switchgear segment revenues, respectively.

                             Westwood Corporation

                              Westwood Corporation

                Schedule II - Valuation and Qualifying Accounts




                                                    Amounts          Amounts
                                  Balance at        Assumed          Charged                          Balance at
                                  Beginning           in            (Credited)                          End of
         Description              of Period       Acquisition      to Expenses       Deductions         Period
------------------------------------------------------------------------------------------------------------------
                                                                  (In Thousands)

Year ended March 31, 1999:
  Allowance for doubtful
    accounts                          $ 65             $  -             $ 61              $  -          $  126
  Reserves for inventory               830                -              561                 -           1,391
  Deferred income tax asset
    valuation allowance                  -                -              800                 -             800

Year ended March 31, 1998:
  Allowance for doubtful
    accounts                            44                -               21                 -              65
  Reserves for inventory               850                -              (20)                -             830

Year ended March 31, 1997:
  Allowance for doubtful
    accounts                            25               19                -                 -              44
  Reserves for inventory               520               40              290                 -             850

                             Westwood Corporation

             Selected Quarterly Financial Information (Unaudited)

                                                                               Basic and Diluted
                                                                                    Earnings
                                                Gross             Net              (Loss) Per
                                               Profit            Income         Average Share of
                               Sales           (Loss)            (Loss)          Common Stock*
                         ------------------------------------------------------------------------
                                         (In Thousands, except earnings per share)

1999:
  First                      $7,499          $1,447           $    48                 $ .01
  Second                      8,724             513              (528)                 (.08)
  Third                       7,572             891              (338)                 (.05)
  Fourth                      6,595            (299)           (2,026)                 (.29)

1998:
  First                       6,574           1,181              (133)                 (.02)
  Second                      7,920           1,775               277                   .04
  Third                       7,737           1,660               (70)                 (.01)
  Fourth                      7,204             179            (1,391)                 (.20)

1997:
  First                       7,789           1,681               347                   .05
  Second                      8,288           1,938               437                   .06
  Third                       8,911           2,097               464                   .07
  Fourth                      8,420           2,282               383                   .06

*Restated to reflect the impact of the fiscal year 1998 and 1997 10% stock dividends.

The second quarter of 1999 includes $478,000 in additional contract losses related to a long-term development contract which were incurred to meet second quarter delivery dates on the first article test units. The fourth quarter of 1999 includes $926,000 in additions to the excess and obsolete inventory reserves, a $209,000 extraordinary gain from the early extinguishment of debt, a $135,000 net charge to other expense relating to the early termination of a long-term building lease and a $785,000 valuation allowance on the Company's net deferred income tax assets.

The first quarter of 1998 includes a special charge of $210,000 to reorganize and relocate certain manufacturing and engineering facilities. The second quarter of 1998 includes a $797,000 gain recognized on the sale of the Company's Rox Corp. subsidiary. The fourth quarter of 1998 includes the impact of a $440,000 impairment write-down of the Company's Peter Gray property and equipment combined with approximately $430,000 in excess and obsolete inventory reserve additions.