Form 10-K/A
period 1999-03-31
WESTWOOD CORP/NV/
filed 1999-08-12
CIK 876884

Filed:  August 12, 1999

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

The number of outstanding shares of the Registrant's common stock as of July 26, 1999 was 6,891,647 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part I (Items 1, 2, 3 and 4), Part II (Items 5, 6, 7, 8 and 9) and Part IV (Item
14) are incorporated by reference from the Form 10-K filed by the Registrant on June 29, 1998.

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     As of March 31, 1999, the Board of Directors consisted of Ernest H. McKee, Paul R. Carolus, Richard E. Minshall, Anthony Pantaleoni, and John H. Williams, Sr.

                        Executive Officers and Directors

      Name                          Age                        Position
      ----                          ---                        --------

Ernest H. McKee                      61               President and Chairman of
                                                          the Board

Paul R. Carolus                      66               Secretary-Treasurer, Chief
                                                          Financial Officer and
                                                          Director

Richard E. Minshall                  61               Director

Anthony Pantaleoni                   60               Director

John H. Williams, Sr.                81               Director

     Ernest H. McKee has served as President, Chief Executive Officer, and Chairman of the Board of Directors of Westwood Corporation since 1988.

     Paul R. Carolus has served as Secretary-Treasurer, Chief Financial Officer, and a Director of Westwood Corporation since 1988. Mr. Carolus is a Certified Public Accountant, and a member of the American Institute of Certified Public Accountants.

     Richard E. Minshall has served as a Director of Westwood Corporation since 1988. Mr. Minshall is President and Chairman of the Board of Directors of Capital Advisors, Inc. of Tulsa, Oklahoma. Mr. Minshall is a Director of American Gilsonite, and First National Bank & Trust Company of Broken Arrow. Mr. Minshall is a member of the Oklahoma Society of Financial Analysts and the Oklahoma Bar Association.

     Anthony Pantaleoni has served as a Director of Westwood Corporation since 1988. Mr. Pantaleoni is a member of the law firm of Fulbright & Jaworski L.L.P., New York, New York. Mr. Pantaleoni is a Director of Universal Health Services, Inc., and AAON, Inc.

     John H. Williams, Sr. has served as a Director of Westwood Corporation since 1997. Mr. Williams is an honorary Director of The Williams Companies, Inc. (NYSE: WMB), of Tulsa, Oklahoma, having resigned as Chairman of the Board and Chief Executive Officer in late 1978. Mr.

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

     During the fiscal year ended March 31, 1999, the Board had four meetings. Each Director attended all meetings. In March, 1998, the Board of Directors created an Audit Committee composed of Richard E. Minshall, Anthony Pantaleoni and John H. Williams, Sr. Other than the Audit Committee, the Board of Directors presently has no other standing committees.


Item 11.  Executive Compensation
          ----------------------

     The following Tables I through III present information concerning the cash compensation and stock options provided to Messrs. McKee and Carolus. The notes to these tables provide more specific information regarding compensation.
Ernest H. McKee and Paul R. Carolus are the only Executive Officers of the Company. No other persons are considered to be executive officers or received compensation in excess of $100,000 for the fiscal year ended March 31, 1999.


                                    Table I

                           Summary Compensation Table

                                                                       Long-Term
                                  Annual Compensation(a)             Compensation
                            --------------------------------     ----------------------
                                                    Other
                                                    Annual       Securities   All Other
Name and                                           Compen-       Underlying   Compen-
Principal Position    Year  Salary     Bonus       sation(b)      Options     sation(c)
------------------    ----  ------     -----       ---------     ---------    ---------
Ernest H. McKee       1999  $225,000   $   ----        -          ----        $5,606
 Chief Executive      1998   150,000      75,000       -          ----         4,500
 Officer              1997   150,000     150,000       -         69,641 (d)    4,500

Paul R. Carolus       1999  $130,000   $   ----        -          ----        $7,575
 Chief Financial      1998    90,000      40,000       -          ----         4,500
 Officer              1997    90,000      90,000       -         69,641 (d)    4,500

     (a) Amounts shown include cash compensation earned by Executive Officers.

     (b) The value of other benefits to any Officer during fiscal year 1999 did not exceed the lesser of $50,000 or 10% of the Officer's total annual salary and bonus or fall within any other category requiring inclusion.

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


                                   Table III

                          Aggregated Option Exercises
                            in Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                     Number of         Value of Unexercised
                                                Unexercised Options    In-the-Money Options
                                                 at March 31, 1999      at March 31, 1999
                                                -------------------    --------------------
                                                 Exer-      Unexer-     Exer-       Unexer-
                     Acquired on     Value      cisable     cisable    cisable      cisable
   Name               Exercise      Realized      (a)         (b)        (a)          (b)
   ----              -----------    --------    -------     -------    -------      -------
Ernest H. McKee          $0            $0       104,730     36,300        $0          $0
Paul R. Carolus           0            $0       104,730     36,300        $0          $0

     (a) Represents grants of Options to acquire 16,106 shares annually on March 20, 1992 through 1996 to Messrs. McKee and Carolus pursuant to the 1992 Directors' Stock Option Plan, as amended on October 28, 1993 (the "Directors' Plan"). The shares issued under these Options have been automatically adjusted as a result of 10% stock dividends occurring annually on December 22, 1993 through 1997. The exercise prices of the 1992, 1993, 1994, 1995 and 1996 Option grants were

$3.00, $3.125, $3.50, $2.25 and $1.75, per share, respectively, which were the NASDAQ closing prices on the date of the grants ($1.86, $1.94, $2.39, $1.69, $1.45 and $1.76 per share, respectively, after automatic adjustment for the 10% stock dividends occurring annually on December 22, 1993 through 1997). The Options became exercisable six (6) months after the date of the grants, and will expire ten (10) years from the date of grant.

     (b) On September 3, 1996, an additional one-time grant of an Option to acquire 60,500 shares (as adjusted for the 10% stock dividends occurring on December 22, 1996 and 1997) was made to each of Messrs. McKee and Carolus pursuant to the Directors' Plan. The exercise price of these Option grants was $2.125 per share, which was the NASDAQ closing price on September 3, 1996. These Options will vest at the rate of 20% (12,100 shares) per year on September 3, 1997 through 2001.

     The Company maintains a 401K Plan which was effective January 1, 1989, and is available for participation by all employees without minimum age or service requirements. Each participating employee can defer up to 17% of his annual compensation to a specified limit. The Company matches 100% of the employee's deferrals, with such matching contributions not to exceed 3% of the employee's annual compensation. The Company's total contributions to the Plan for fiscal year 1999 were $168,000.

     Directors' fees are payable to each Director for attendance at all regular and special board meetings for the Company. Messrs. McKee and Carolus, although Directors, are not paid Directors' fees. Richard E. Minshall, Anthony Pantaleoni and John H. Williams, Sr., the Company's outside Directors, have each been paid the sum of $6,000 for attendance at board meetings during the fiscal year ended March 31, 1999. Compensation of $1,500 per meeting to the outside Directors was originally determined as part of the Company's acquisition of NMP Corp. in March of 1988, and has continued thereafter to provide some compensation for the efforts and time expended by Messrs. Minshall, Pantaleoni and Williams. While there are only four to six scheduled meetings of the Board of Directors in Tulsa, Oklahoma, on a yearly basis, there is a substantial number of communications by and between the Directors throughout the course of the year which are not in any way compensated.

                            Stock Performance Graph

     The following graph compares the Company's five-year cumulative total return to the NASDAQ U.S. Stock Index and the S&P Electronic Defense Index over a period beginning on March 31, 1994, and ending on March 31, 1999. The total stockholder return assumes $100 invested on March 31, 1994, in the Company and each of the Indexes shown. It also assumes reinvestment of all dividends.

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

                                    Table IV

                Comparison of Five-Year Cumulative Total Return*
              Among Westwood Corporation, NASDAQ U.S. Stock Index
                       and S&P Electronic Defense Index**

             [WESTWOOD CORPORATION PERFORMANCE GRAPH APPEARS HERE]


                    Tabular Description of Performance Graph

Measurement Period        Westwood         NASDAQ       S&P Electronic
(Fiscal Year Covered)    Corporation  U.S. Stock Index  Defense Index
---------------------    -----------  ----------------  --------------
March 31, 1994             $  100           $   100         $   100
FYE 03/31/95                   71.60            109.92          109.62
FYE 03/31/96                   75.09            149.21          257.68
FYE 03/31/97                   67.58            165.87          255.16
FYE 03/31/98                   69.74            250.38          364.04
FYE 03/31/99                   35.18            336.94          337.43

---------------------

Assumes $100 invested on March 31, 1994, in Westwood Common Stock, NASDAQ U.S. Stock Index and S&P Electronic Defense Index.

*    Total Returns assumes reinvestment of dividends.
**   Fiscal Year ended March 31, 1999.

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

     The Board has no quantifiable compensation formulas or policies based on the six factors set forth above. For example, the annual salaries of Messrs. McKee and Carolus were increased only once during the fiscal year 1988 through fiscal year 1994 even though the Company's net worth and earnings per share continued to grow annually during that period. The salaries of Messrs. McKee and Carolus have remained the same for four of the last five fiscal years of the Company. The bonus compensation of Messrs. McKee and Carolus for the fiscal year ending 1998 was reduced from the fiscal year March 31, 1997 in recognition of decreased net earnings and in recognition of the tightening economic conditions in the defense industry. No bonus was paid for the year ending March 31, 1999. The amount of the reduction in bonus compensation was not based on a formula, nor was it based on an equivalent percentage determined by the losses of fiscal year 1999 as compared to fiscal year 1998.

     The decrease in bonus is not intended to reflect negatively on the performance of the Company's Executive Officers. Since approximately 1992, general economic conditions of corporations in the Tulsa, Oklahoma area as well as other corporations in the defense industry generally, indicated that the salary structures of Messrs. McKee and Carolus, were low. The level of bonus compensation was based in part on an effort to maintain the overall compensation packages of its Executive Officers in a competitive position with equivalent companies. However, rather than continue this practice, the Directors determined in 1998 to raise the base salary compensation of Messrs. McKee and Carolus and accordingly reduce bonus compensation.

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

     The Directors' Plan, which was adopted by the Shareholders of the Company in 1992, provided for the issuance of options to acquire 16,106 (as adjusted by the annual dividends on December 22, 1993 through 1997) shares of the Company's Common Stock to Directors of the Company annually for a five-year period at an exercise price which is equal to the reported closing price of NASDAQ on the date of grant. In 1996, the Directors' Plan was amended to provide for the one-time grant of an option to acquire 60,500 shares (as adjusted for the 10% stock dividend occurring on December 22, 1996 and 1997) of the Company's Common Stock at an exercise price equal to the reported closing price of NASDAQ on September 3, 1996. The option vests 20% of the 60,500 shares on each of September 3, 1997, 1998, 1999, 2000 and 2001. The Directors' Plan is automatic in that the amount of the grants and the computation of the exercise price are fixed by the Plan previously adopted by the Shareholders and no action by the Board of Directors is required to perfect the award. It was originally designed as an incentive to maintain appropriate members on the Board and to induce others to become members of the Board should that be in the best interest of the Company's shareholders.

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

     The Directors' Plan was automatically adjusted as a result of the 10% stock dividends occurring annually on December 22, 1993 through 1997. The Directors' Plan was also increased as a result of an amendment approved by the Shareholders at the 1997 Annual Meeting of Shareholders ("1997 Amendment") which authorized the additional authorization of Options representing 50,000 shares of the Company's Common Stock to John H. Williams, Sr. as a result of his appointment to the Board of Directors. As a result of the 1997 Amendment and the 10% stock dividend occurring on December 22, 1997, a total of 619,120 shares are now reserved for issuance under its terms.

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

     The Directors' Stock Option Plan was originally adopted to provide additional incentive to Directors of the Company, the benefits of which would be tied directly to stock performance of the Company. Moreover, it was hoped that the Plan could partially compensate the three outside Directors, Messrs. Minshall, Pantaleoni and Williams, for the considerable amount of consulting and communication time spent by them outside of Board meetings. While compensated at the rate of $1,500 per Board meeting, this compensation only applies when they actually participate in a Board meeting. They are not otherwise compensated for their additional efforts during the year. Additionally, Ernest
H. McKee and Paul R. Carolus, do not participate in the Company's Incentive and Non-Qualified Stock Option Plan. The only Options received by Messrs. McKee and Carolus are as part of the Directors' Stock Option Plan.

     When originally instituted in 1992, an average trading price for Common Stock of the Company was approximately $3.00 per share and it was hoped that the price per share of the Common Stock would grow by approximately 10% per year, which would result in a potential gain to each Director of approximately $3,000 on an annual basis. However, as of the date hereof, none of the Options issued to Directors over the last eight years have resulted in any gain and none have been exercised.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The following table sets forth information regarding the ownership of the Company's Common Stock by (i) each beneficial owner of more than 5% of the outstanding Common Stock, (ii) each Director, (iii) the Chief Executive Officer and the Chief Financial Officer, and (iv) the

Executive Officers and Directors as a group. The information is given as of March 31, 1999. Unless otherwise indicated, each of the Stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                          Number of Shares
Name of Owner or                                       Common       Percent of
Identity of Group                       Options(a)    Stock(b)    Outstanding(b)
-----------------                       ----------  ------------  --------------
Ernest H. McKee                         104,730     1,441,040           20.9%
2902 E. 74th Street
Tulsa, Oklahoma  74136

Paul R. Carolus                         104,730       380,621            5.5%
8511 South Canton Avenue
Tulsa, Oklahoma  74137

Robert E. Lorton                           ----       348,491            5.1%
1440 South Owasso Avenue
Tulsa, Oklahoma  74120-5609

William J. Preston                         ----       770,558           11.2%
1717 Woodstead Court
The Woodlands, Texas  77380

Richard E. Minshall                     104,730       310,856(c)         4.5%
320 South Boston Avenue, Suite 1300
Tulsa, Oklahoma  74103

Anthony Pantaleoni                      104,730       163,612(d)         2.4%
666 Fifth Avenue
New York, New York  10103

John H. Williams, Sr.                    22,000        15,000             .2%
One Williams Center, 49/th/ Floor
Tulsa, Oklahoma 74172

All Executive Officers and Directors
as a Group (5 persons)                  440,920     2,311,129           33.5%

     (a) Includes Company stock options that vest on September 3, 1999, but are not exercisable until March 3, 2000.

     (b) Does not include unexercised options.

     (c) Includes 129,967 shares of Common Stock owned beneficially by Mr. Minshall individually; 5,371 shares owned beneficially by Mr. Minshall's wife; 174,434 shares held beneficially by Capital Advisors, Inc., and 1,084 shares owned by Minshall & Company, Inc. Mr. Minshall is the Chief Executive Officer and controlling shareholder of Capital Advisors, Inc., and Minshall & Company, Inc. A revocable trust for the benefit of Mr. Minshall's Mother owns 74,855 shares of which Mr. Minshall is Trustee. Mr. Minshall does not claim any beneficial ownership in the shares held by the Trust.

     (d) Includes 51,550 shares of Common Stock owned beneficially by Mr. Pantaleoni; an aggregate of 52,062 shares held equally in two trusts for the benefit of Mr. Pantaleoni's children (Mr. Pantaleoni disclaims beneficial ownership of these shares), and 60,000 shares held by a trust of which Mr. Pantaleoni is a trustee and a beneficiary.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Messrs. McKee and Carolus have employment contracts with the Company through March 2000. These contracts, as amended effective March 31, 1998, provide for a base salary of $225,000 for Mr. McKee and $130,000 for Mr. Carolus. Bonus provisions are subject to the discretion of the Board of Directors. Both contracts provide for other benefits to these individuals, including Company owned automobiles, club memberships, and reimbursement of business expenses. Although both contracts can be terminated by the Board of Directors, at its discretion, each contract provides for continued salary payments through March of 2000.

     Minshall & Company, Inc., provides services to the Company in regard to public news releases and public relations matters. A fee of $1,500 per month is paid to Minshall & Company, Inc., for these services. For the fiscal year ended March 31, 1999, the total sum of $18,000 was paid to Minshall & Company, Inc., in connection with these services.

     In conjunction with the sale of RoxCorp. to Roxtec in September, 1997, NMP Corp., the Company's subsidiary located in Tulsa, Oklahoma, entered into an Administrative Services Agreement with RoxCorp. to provide certain administrative services and facilities to RoxCorp. on a month-to-month basis including office and warehouse space, and telephone service. Either party can terminate the Administrative Services Agreement upon sixty (60) days' notice. The services provided, and the consideration to be received, were essentially identical to those previously provided based on the then inter-corporate expense allocation determined by NMP Corp. and RoxCorp. During the fiscal year ended March 31, 1999, NMP Corp. received the sum of $88,000 from RoxCorp. pursuant to the Administrative Services Agreement.

     Matthew E. McKee, a son of Ernest H. McKee, serves as Production Manager of NMP Corp. For the Company's fiscal year ending March 31, 1999, Matthew E. McKee received salary of $64,000 and bonus compensation of $5,800. Matthew E. McKee's current salary is $64,000 per year which includes a car allowance of $500 per month. Mr. McKee obtained a B.B.A. degree from the University of Texas, College of Business in 1992 and has been employed in various management capacities at NMP Corp. since 1992.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WESTWOOD CORPORATION


                                 By: /s/ Ernest H. McKee
                                     ------------------------------------------
                                     Ernest H. McKee, President

DATE: August 12, 1999