Form 10-Q
period 1999-06-30
WESTWOOD CORP/NV/
filed 1999-08-19
CIK 876884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          June 30, 1999                       .
                               ---------------------------------------------

                                       or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.


For the transition period from                       to
                               ---------------------    ---------------------
Commission File Number:  0-19381
                        -----------------------------------------------------



                              WESTWOOD CORPORATION
             (Exact name of registrant as specified in its charter)


              Nevada                                     87-0430944
 -----------------------------------------------------------------------------
    (State or other jurisdiction                       (I.R.S. Employer
          of incorporation)                           Identification No.)


5314 South Yale Street, Tulsa, Oklahoma                      74135
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (918) 524-0002


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(x)  Yes     ( )  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Common                           Outstanding at August 18, 1999
      ---------------------                   ------------------------------
   Common Stock, $.003 par value                          6,891,647

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        -------


Part I     Financial Information:

           Consolidated Balance Sheets as of
           June 30, 1999 and March 31, 1999                                1

           Consolidated Statements of Operations
           for the three months ended June 30, 1999
           and 1998                                                        3

           Consolidated Statement of Cash Flows
           for the Three Months ended June 30,
           1999 and 1998                                                   4

           Notes to Consolidated Financial Statements                      5

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                      8

Part II    Other Information:

           Item 1.  Legal Proceedings
                    (None)                                                 -

           Item 2.  Changes in Securities
                    (None)                                                 -

           Item 3.  Defaults Upon Senior Securities
                    (None)                                                 -

           Item 4.  Submission of Matters to a Vote
                    of Security Holders
                    (None)                                                 -

           Item 5.  Other Information                                     11

           Item 6.  Exhibits and Reports on Form 8-K                      11


Signatures                                                                12

                              WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                June 30    March 31
                                                 1999        1999
                                              -----------  ---------
                                              (Unaudited)

Assets

Current assets:
 Cash and cash equivalents                       $   885    $ 1,283
 Accounts receivable (including retainage
  receivable of $10 at June 30, 1999
  and $16 at March 31, 1999), net
  of allowance for doubtful accounts               2,726      3,696
 Income tax receivable                               789        789
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                  642        625
 Inventories:
  Raw materials and purchased parts                1,364      2,648
  Work-in-process                                  1,134      1,573
                                                 -------    -------
                                                   2,498      4,221
 Prepaid expenses                                     43         40
 Assets held for sale                              2,000        402
                                                 -------    -------

Total current assets                               9,583     11,056

Plant and equipment, at cost:
 Leasehold improvements                              310        310
 Machinery and equipment                           3,987      4,275
 Patterns and tools                                   79        195
                                                 -------    -------
                                                   4,376      4,780
Accumulated depreciation                          (2,709)    (2,937)
                                                 -------    -------
                                                   1,667      1,843

Goodwill (net)                                     6,132      6,250

Long-term accounts receivable, retainage             445        533
Deferred charges & other                               1          1
                                                 -------    -------
Total Assets                                     $17,828    $19,683
                                                 =======    =======


See accompanying notes.

                              WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                              June 30    March 31
                                                1999      1999
                                              ---------------------
                                              (Unaudited)


Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                              $ 1,878   $ 2,397
  Accrued liabilities                             1,516     1,489
  Billings in excess of costs and estimated
    earnings on uncompleted contracts               561       501
  Current portion of long-term debt:
    Payable to bank                               5,143     6,533
    Other                                            28        46
    Acquisition debt                              1,470       990
                                                -------   -------
                                                  6,641     7,569
                                                -------   -------

Total current liabilities                        10,596    11,956

Long-term debt:
 Other                                               91        77
 Acquisition debt                                     -       480
                                                -------   -------
                                                     91       557
                                                -------   -------

Stockholders' equity:
 Preferred stock, 5,000,000 shares authorized,
   $.001 par value, no shares issued and
   outstanding                                        -        -
 Common stock, 20,000,000 shares authorized,
   $.003 par value, 6,891,647 shares issued
   and outstanding at June 30, 1999  and
    March 31, 1999, respectively                     21       21
 Capital in excess of par value                   5,978    5,978
 Retained earnings                                1,142    1,171
                                                -------  -------
Total stockholders' equity                        7,141    7,170
                                                -------  -------

Total liabilities and stockholders' equity      $17,828  $19,683
                                                =======  =======

See accompanying notes.

                              WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, except Share Data)



                                              Three Months Ended
                                                   June 30
                                              ------------------
                                                1999      1998
                                              --------  --------
                                                 (Unaudited)

       Sales                                    $4,694    $7,499

       Cost of sales                             3,665     6,052
                                                ------    ------

       Gross profit                              1,029     1,447

       Operating expenses:
         Selling, general & administrative       1,260     1,214
                                                ------    ------

      Operating income (loss)                     (231)      233


       Other income (expense):
         Interest expense                         (115)     (164)
         Other income (expense)                     23         4
         Gain on sale of assets                    294         -
                                                ------    ------
                                                   202      (160)
                                                ------    ------


       Income (loss) before taxes                  (29)       73

       Provision (benefit) for income taxes          -        25
                                                ------    ------

       Net income (loss)                        $  (29)   $   48
                                                ======    ======




       Basic, and diluted, earnings
       (loss) per share                         $(.004)   $ .007

       Weighted average common shares used
       in computing earnings per share       6,891,647    6,891,647

       Cash dividends per share              $      -     $ .010


See accompanying notes.

                              WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                   Three Months Ended
                                                                        June 30
                                                                    1999        1998
                                                              ---------------------------
                                                                (Unaudited)
Operating activities

Net income (loss)                                                $   (29)     $    48
Adjustments to reconcile net income (loss)
to cash provided (used) in operations:
  Depreciation and amortization                                      138          224
  Amortization of goodwill                                           118          118
  Deferred income taxes                                                -          (19)
  Gain on sale of assets                                            (294)           -

Cash flows impacted by changes in:
  Accounts receivable                                                970        1,555
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                             (17)        (334)
  Inventories                                                       (190)        (144)
  Prepaid expenses                                                    (3)         (34)
  Long-term accounts receivable, retainage                            88           82
  Deferred charges                                                     -            6
  Accounts payable                                                  (519)      (1,626)
  Accrued liabilities and rent                                        27         (217)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                 60          (96)
  Income taxes payable/receivable                                      -           25
  Other                                                                -           (1)
                                                                 -------      -------

Net cash provided (used) in operating activities                     349         (413)

Investing activities

Purchase of plant and equipment                                      (49)        (102)
Proceeds from sales of plant and equipment                           696            -
                                                                 -------      -------

Net cash provided (used) in investing activities                     647         (102)

Financing activities

Principal payments on debt                                        (1,394)        (145)
Borrowings on debt                                                     -          400
Dividends paid                                                         -          (69)
                                                                 -------      -------

Net cash (used) provided by financing activities                  (1,394)         186
                                                                 -------      -------

Net decrease in cash                                                (398)        (329)

Cash at beginning of period                                        1,283          574
                                                                 -------      -------
Cash at end of period                                            $   885      $   245
                                                                 =======      =======

See accompanying notes.

                              WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., TANO Corp., and MCII Electric Company. Operations of Peter Gray Corporation are included only for the first quarter ended June 30, 1998, and the month ended April 30, 1999 as its operations were ceased and assets sold in April and June, 1999. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal first quarter ended June 30, 1999 may not necessarily be indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1999.

Note 2 - Sale of Businesses
---------------------------

In April, 1999 the Company sold certain Peter Gray inventory and equipment for $568,000, and Peter Gray operations ceased on April 30, 1999. The Company sold the remaining equipment at that location for $181,000 in June, 1999. In connection with this sale, the Company recorded a gain of $294,000 in the first quarter ended June 30, 1999. Proceeds from this sale were used to reduce debt.

In July, 1999 the Company sold certain marine hardware-related assets of NMP Corp. which generated operating losses in fiscal 1999 and the first quarter of fiscal 2000, for a total purchase price of $2,000,000. Of the purchase price, $1,100,000 was paid at closing, with $150,000 to be paid within 90 days, and the remaining balance of $750,000 is to be paid in three annual installments of $250,000. Proceeds from this sale were also used to reduce debt. The Company does not expect to record a significant gain or loss from this sale in the second quarter.

Note 3 - Long-Term Debt
-----------------------

At June 30, 1999, the Company had not renewed its existing credit facility which expired on June 5,1999. On July 23, 1999, the Company received a commitment from a bank for a new $2,000,000 revolving credit facility and $2,000,000 five-year term note. The Company closed this new credit facility on August 13, 1999 and proceeds were used to repay amounts then outstanding under the existing revolving credit facility and term note. As part of the new bank commitment, the Company is required to obtain $1,000,000 of subordinated debt within 90 days of closing. The Company feels that the new credit facility and subordinated debt along with cash provided from operations will provide adequate funding for the Company's anticipated growth requirements.

Note 4 - Income Taxes
---------------------

The Company generated net operating loss carryforwards in fiscal 1999 and the first quarter of fiscal 2000, whereby no deferred tax asset was established as future taxable income is not certain in fiscal 2000. As a result, the Company did not provide a tax benefit in connection with the loss for the three-months ended June 30, 1999.

Note 5 - Comprehensive Income
-----------------------------

For the three-month periods ended June 30, 1999 and 1998, comprehensive income
(loss) and net income (loss) are the same.

Note 6 - Contingencies
----------------------

In connection with the acquisition of MCII, the Company signed a $1,500,000 noninterest-bearing note payable with the former owner of MCII. The note requires three annual installments, beginning in May 1998, of $500,000. The Company has recorded the obligation at a discount rate of 8.5%, which was consistent with the rate obtainable from the lender of the existing revolving credit facility in May 1997. No payments have been made due to the indemnification claims filed against the former owner. Subsequent to the acquisition of MCII, the Company was informed by U.S. government contract officials of concerns relating to the adequacy and accuracy of certain MCII contract accounting information. The Company believes it has fully responded to concerns raised. However, as a result of this notification and other information learned subsequent to the acquisition, the Company has filed several indemnification claims against the former owner of MCII regarding the representations the owner made prior to the acquisition. The former owner has in turn filed counter claims against the Company. While initial settlement discussions have commenced, it is still uncertain as to the ultimate resolution of the claims. Any settlement under the indemnification provision would correspondingly reduce or increase the amount of goodwill associated with MCII and not materially impact operating results of the Company.

Note 7 - Segment Information
----------------------------


                                       Revenues
                            -----------------------------

Three Months Ended                Inter-              Net Income     Total
  June 30, 1999     External     Segment     Total      (Loss)      Assets
  -------------     --------     -------     -----      ------      ------

Marine Hardware &
Switchgear           $2,600       $  91       $2,691     $ 179       $13,692

Mobile Power Systems    481           -          481      (444)        7,830

Eng. Automation &
Control               1,613          54        1,667       139         4,141

Other                     -           -            -       (29)       15,986

Eliminations              -        (145)        (145)      (126)      (23,821)
                      -----         ----         ---        ---        ------

Total                $4,694       $   -       $4,694     $ (29)      $17,828
                      =====         ===        =====       ===        ======



Three Months Ended
  June 30, 1998
  -------------

Marine Hardware &
Switchgear           $2,985       $ 302       $3,287     $ (36)      $16,705

Mobile Power Systems  3,191           -        3,191        13        10,153

Eng. Automation &
Control               1,323           -        1,323        73         3,761

Other                     -           -            -        48        20,517

Eliminations              -        (302)        (302)      (50)      (31,453)
                      -----         ---          ---        --        ------

Total                $7,499       $   -       $7,499     $  48       $19,683
                      =====         ===        =====       ===        ======

                              WESTWOOD CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 June 30, 1999


GENERAL
-------


Results of Operations - First Quarter Ended June 30, 1999 and 1998
------------------------------------------------------------------

For the first quarter ended June 30, 1999, the Company had a net loss of $29,000 compared to net income of $48,000 for the same quarter of the previous year.
The net loss per share was $.004 compared to net income per share of $.007 for the prior year.

Consolidated sales for the first quarter decreased 37.4% to $4,694,000 compared to $7,499,000 for the previous year. Several factors accounted for the substantial decrease in sales. Last year's first quarter included Peter Gray operations, and MCII sales for the current quarter were significantly lower than the same quarter last year.

Gross profit, as a percentage of sales, was 21.9% for the current quarter compared to 19.3% for the same period last year. However, as a result of substantially lower sales volume, the Company incurred an operating loss of $231,000 for the first quarter compared to an operating profit of $233,000 for the same quarter last year. Operating expenses increased 3.8% for the first quarter, and interest expenses decreased 29.9% as a result of lower borrowings.

A breakdown of sales by the Company's major product groups follows:

 . Mobile power system sales by MCII for the first quarter were $481,000 compared to $3,191,000 for the same period last year which included significant shipments under the Air Force MEP-12 contract.

 . Sales of marine hardware products for the quarter were $1,769,000, a 19% decrease compared to $2,183,000 for the same period last year, which included Peter Gray sales for the entire quarter.

 . Engineered automation and control system sales for the quarter were $1,667,000, a 26% increase over the same period last year, and reflects the higher backlog for TANO.

 . Marine electrical switchgear sales by NMP for the first quarter decreased 3% to $777,000, compared to $802,000 for the same period last year.

Liquidity and Capital Resources
-------------------------------

Operating activities for the three months ended June 30, 1999 resulted in net cash provided of $349,000. During this period, major items providing cash were depreciation and amortization of $256,000 and reductions in accounts receivable of $970,000. Major uses of cash during the quarter were increases in inventories of $190,000 and reduction in accounts payable of $519,000.

The most significant investing activity for the first quarter was the sale of assets of Peter Gray for $696,000. During the first quarter, bank debt was reduced $1,394,000 as a result of cash flow from operations, proceeds from the sale of Peter Gray, and existing cash balances.

As disclosed in Note 3, the Company received on July 23, 1999 a commitment from a bank for a new $2,000,000 revolving credit facility and $2,000,000 five-year term note. The Company closed this new credit facility on August 13, 1999, and proceeds were used to repay amounts then outstanding under the existing revolving credit facility and term note. As part of the new bank commitment, the Company is required to obtain $1,000,000 of subordinated debt within 90 days of closing. The Company feels that the new credit facility and subordinated debt along with cash provided from operations will provide adequate funding for the Company's anticipated growth requirements.

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

Outlook for Fiscal Year 2000 and Beyond
---------------------------------------

On June 15, 1999, the Company announced that NMP had received orders in excess of $22,000,000 from Avondale Industries to design and build the ships service electrical distribution systems for the LPD-17 and 18 amphibious assault ships. TANO will also participate with NMP by supplying their proprietary TANOnet system for the electrical communications aboard the ship. There are twelve ships in this class, and deliveries will begin the fourth quarter of fiscal 2000 and continue through fiscal 2004.

In addition, the Company is in the process of submitting bids for a number of other major ship contracts and which the Company has high expectations of receiving.

On July 27, 1999, MCII was notified by the United States Army that it was being granted a conditional release on the major TQG contract. As a result of the production release, the Company will now begin to phase into full production the TQG contract, which the Company anticipates to begin in the quarter commencing October 1, 1999.

The Company believes that the combination of new NMP orders, the TQG production start-up, the sale of Peter Gray and the hardware product business, which generated operating loses in fiscal 1999 and the first quarter of fiscal 2000, and major cost reductions implemented throughout the year will all combine to significantly improve future operating results beginning in the third quarter of fiscal 2000.

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

As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole relate to changes in general economic conditions in the United States; the availability and cost of capital; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company or its subsidiaries; conditions of the capital markets utilized by the Company to access capital to finance operations; and, to the extent the Company increases its investments and activities abroad, such investments and activities will be subject to foreign economies, laws, and regulations; and (ii) for the Company's defense-related business, business conditions in the military and commercial industries served by the Company; Federal Government defense budgeting process; compliance with Government contract and inspection programs; and other risk factors listed from time-to-time in the Company's reports with the Securities and Exchange Commission.

Item No.5
---------

Other Information
-----------------

Effective with the close of business on August 17, 1999, the Company's common stock has been delisted from The NASDAQ SmallCap Market as a result of the market for the Company's common stock not maintaining a bid price equal to or greater than $1.00 per share. Additionally, as a result of the Company's losses from operations for the fiscal year ending March 31, 1999, the Company's net tangible assets and net income fell below the maintenance requirements of the NASDAQ Market Place Rules. The common stock of the Company is immediately eligible to trade on the OTC Bulletin Board and the Company anticipates that its securities will continue to trade on the Bulletin Board.

Item No. 6
----------

(a)  The following document is filed as an exhibit to this Form 10-Q:

     Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: August 19, 1999                    WESTWOOD CORPORATION



                                    By: /s/ ERNEST H. MCKEE
                                        ---------------------------
                                         Ernest H. McKee, Director
                                         President and
                                         Chief Executive Officer



                                    By: /s/ PAUL R. CAROLUS
                                        ---------------------------
                                         Paul R. Carolus, Director
                                         Secretary/Treasurer and
                                         Chief Financial Officer