Form 10-Q
period 1999-09-30
WESTWOOD CORP/NV/
filed 1999-11-15
CIK 876884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        September 30, 1999                      .
                               -----------------------------------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ________________________

Commission File Number:  0-19381
                        ------------------------------------------------------


                              WESTWOOD CORPORATION
             (Exact name of registrant as specified in its charter)


          Nevada                                                 87-0430944
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
     of incorporation)                                       Identification No.)

5314 South Yale Street, Tulsa, Oklahoma                            74135
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (918) 524-0002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(x)  Yes     ( )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                               Outstanding at November 12, 1999
-----------------------------                  --------------------------------
Common Stock, $.003 par value                             6,891,647

                                     INDEX

                                                                      Page No.
                                                                      --------
Part I     Financial Information:

           Consolidated Balance Sheets as of
             September 30, 1999, and March 31, 1999                          1

           Consolidated Statements of Operations
             for the second quarter and six months
             ended September 30, 1999 and 1998                               3

           Consolidated Statement of Cash Flows
             for the six months ended September 30,
             1999 and 1998                                                   4

           Notes to Consolidated Financial Statements                        5

           Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                      9

Part II    Other Information:

               Item 1.  Legal Proceedings
                        (None)

               Item 2.  Changes in Securities
                        (None)

               Item 3.  Defaults Upon Senior Securities
                        (None)

               Item 4.  Submission of Matters to a Vote
                        of Security Holders
                        (None)

               Item 5.  Other Information                                   13

               Item 6.  Exhibits and Reports on Form 8-K                    14

Signatures                                                                  15

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                              September 30   March 31
                                                  1999         1999
                                              ------------------------
                                               (Unaudited)

Assets

Current assets:
 Cash and cash equivalents                       $ 1,025     $ 1,283
 Accounts receivable (including retainage
   receivable of $14 at September 30, 1999
   and $16 at March 31, 1999), net
   of allowance for doubtful accounts              2,973       3,696
  Income tax receivable                              211         789
 Notes receivable                                    400           -
 Costs and estimated earnings in excess of
   billings on uncompleted contracts                 931         625
 Inventories:
   Raw materials and purchased parts               1,263       2,648
   Work-in-process                                   812       1,573
                                                 -------     -------
                                                   2,075       4,221
 Prepaid expenses                                     63          40
 Assets held for sale                                  -         402
                                                 -------     -------

Total current assets                               7,678      11,056

Plant and equipment, at cost:
 Leasehold improvements                              310         310
 Machinery and equipment                           4,160       4,275
 Patterns and tools                                   79         195
                                                 -------     -------
                                                   4,549       4,780
Accumulated depreciation                          (2,858)     (2,937)
                                                 -------     -------
                                                   1,691       1,843

Goodwill (net)                                     6,013       6,250

Long-term accounts receivable, retainage             372         533
Note receivable                                      500           -
Deferred charges & other                               2           1
                                                 -------     -------

Total Assets                                     $16,256     $19,683
                                                 =======     =======

See accompanying notes

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                 September 30    March 31
                                                    1999           1999
                                                 -------------------------
                                                 (Unaudited)
Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                                 $ 1,474         $ 2,397
 Accrued liabilities                                1,315           1,489
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                1,223             501
 Current portion of long-term debt:
   Payable to bank                                  2,326           6,533
   Other                                               26              46
   Acquisition debt                                 1,500             990
                                                  -------         -------
                                                    3,852           7,569
                                                  -------         -------

Total current liabilities                           7,864          11,956

Long-term debt:
 Payable to bank                                    1,648               -
 Other                                                106              77
 Acquisition debt                                       -             480
                                                  -------         -------
                                                    1,754             557
                                                  -------         -------

Stockholders' equity:
 Preferred stock, 5,000,000 shares authorized,
   $.001 par value, no shares issued and
   outstanding                                          -               -
 Common stock, 20,000,000 shares authorized,
   $.003 par value, 6,891,647 shares issued
   and outstanding at September 30, 1999  and
    March 31, 1999, respectively                       21              21
 Capital in excess of par value                     5,978           5,978
 Retained earnings                                    639           1,171
                                                  -------         -------
Total stockholders' equity                          6,638           7,170
                                                  -------         -------

Total liabilities and stockholders' equity        $16,256         $19,683
                                                  =======         =======

See accompanying notes.

                             WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In Thousands)

                               Second Quarter Ended      Six Months Ended
                                   September 30            September 30
                                   1999     1998          1999      1998
                               --------------------     ------------------
                                   (Unaudited)             (Unaudited)
Sales                            $ 4,246  $ 8,724       $ 8,940  $ 16,223
Cost of sales                      3,639    8,211         7,304    14,263
                                  ------   ------        ------   -------
Gross profit                         607      513         1,636     1,960
Operating expenses:
  Selling, general & admin.        1,231    1,238         2,491     2,452
                                  ------   ------        ------   -------

Operating income (loss)             (624)    (725)         (855)     (492)
Other income (expense):
  Interest expense                  (130)    (170)         (245)     (334)
  Other income (expense)              24       92            47        96
  Gain on sale of assets              15        -           309         -
                                  ------   ------        ------   -------
                                     (91)     (78)          111      (238)
                                  ------   ------        ------   -------

Income (loss) before taxes          (715)    (803)         (744)     (730)

Provision (benefit) for
income taxes                        (211)    (275)         (211)     (250)
                                  ------   ------        ------   -------
Net income (loss)                  $ (504) $  (528)      $ (533)  $  (480)
                                  =======  =======       ======   =======

Basic, and diluted, earnings
(loss) per share                  $ (.073) $ (.077)      $(.077)   $(.070)

Weighted average common shares
used in computing earnings per
share - 6,891,647 shares

Cash dividends per share          $    -   $    -        $    -    $ .010

See accompanying notes

                             WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                            Six Months Ended
                                                              September 30
                                                            1999         1998
                                                         ----------------------
                                                               (Unaudited)
Operating activities
Net income (loss)                                        $  (533)     $  (480)
Adjustments to reconcile net income (loss)
to cash provided (used) in operations:
  Depreciation and amortization                              509          673
  Deferred income taxes                                        -           11
  Gain on sale of assets                                    (309)           -

Cash flows impacted by changes in:
  Accounts receivable                                        723          723
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                    (306)       1,585
  Inventories                                                236         (299)
  Prepaid expenses                                           (23)         (34)
  Long-term accounts receivable, retainage                   161          148
  Deferred charges                                            (1)          20
  Accounts payable                                          (923)      (2,019)
  Accrued liabilities and rent                              (173)         (75)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        722         (442)
  Income taxes payable/receivable                            578          341
  Other                                                        -           (2)
                                                         -------      -------

Net cash provided (used) in operating activities             661          150

Investing activities

Purchase of plant and equipment                             (209)        (214)
Proceeds from sales of assets                              1,849            -
                                                         -------      -------

Net cash provided (used) in investing activities           1,640         (214)

Financing activities

Principal payments on debt                                (6,559)        (540)
Borrowings on debt                                         4,000          750
Dividends paid                                                 -          (69)
                                                         -------      -------

Net cash (used) provided by financing activities          (2,559)         141
                                                         -------      -------

Net (decrease) increase in cash                             (258)          77

Cash at beginning of period                                1,283          574
                                                         -------      -------

Cash at end of period                                    $ 1,025      $   651
                                                         =======      =======

See accompanying notes.

                              WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., TANO Corp., and MCII Electric Company. Consolidated operations for Westwood include Peter Gray Corporation only through April, 1999, when its operations ceased, and NMP Corp. marine hardware products only through July, 1999, when these hardware-related assets were sold. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal second quarter and six months ended September 30, 1999, may not necessarily be indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1999, and the first quarter fiscal 2000 report on Form 10-Q.

Note 2 - Sale of Businesses
---------------------------

In April, 1999, the Company sold certain Peter Gray inventory and equipment for $568,000, and Peter Gray operations ceased on April 30, 1999. The Company sold the remaining equipment at that location for $181,000 in June, 1999. In connection with this sale, the Company recorded a gain of $294,000 in the first quarter ended June 30, 1999. Proceeds from this sale were used to reduce debt.

In July, 1999, the Company sold certain marine hardware-related assets of NMP Corp. which generated operating losses in fiscal 1999 and the first quarter of fiscal 2000, for a total purchase price of $2,000,000. Of the purchase price, $1,100,000 was paid at closing, with $150,000 to be paid within 90 days, and the remaining balance of $750,000 is to be paid in three annual installments of $250,000. The Company recorded a $15,000 gain in the second quarter in connection with the sale, and proceeds were used to reduce debt.

Note 3 - Long-Term Debt
-----------------------

On August 13, 1999, the Company closed a new bank credit facility for a $2,000,000 revolving credit line, and a $2,000,000 five-year term note.

Proceeds from this new credit facility were used to repay all amounts outstanding under the previous bank facility. As part of the new bank commitment, the Company is required to obtain $1,000,000 of subordinated debt within 90 days of closing, which is November 12, 1999. The Company is in the final stages of negotiating the offer and placement of the subordinated debt and a waiver has been requested from the bank that issued the credit facility.

Note 4 - Income Taxes
---------------------

The Company generated net operating loss carryforwards in fiscal 1999 and the first six months of fiscal 2000, whereby no deferred tax asset was established as future taxable income is not certain in fiscal 2000. However, the Company filed an amended tax return for the fiscal year ended March 31, 1999, which resulted in a refund application of $211,000 and was recorded as a tax benefit for the quarter ended September 30, 1999.

Note 5 - Comprehensive Income
-----------------------------

For the second quarter and six month periods ended September 30, 1999 and 1998, respectively, comprehensive income (loss) and net income (loss) are the same.

Note 6 - Contingencies
----------------------

In connection with the acquisition of MCII, the Company signed a $1,500,000 noninterest-bearing note payable with the former owner of MCII. The note required three annual installments, beginning in May 1998, of $500,000. The Company has recorded the obligation at a discount rate of 8.5%, which was consistent with the rate obtainable from the lender of the existing revolving credit facility in May 1997. No payments have been made due to the indemnification claims filed against the former owner. Subsequent to the acquisition of MCII, the Company was informed by U.S. government contract officials of concerns relating to the adequacy and accuracy of certain MCII contract accounting information. The Company believes it has fully responded to concerns raised. However, as a result of this notification and other information learned subsequent to the acquisition, the Company has filed several indemnification claims against the former owner of MCII regarding the representations the owner made prior to the acquisition. The former owner has in turn filed counter claims against the Company. While initial settlement discussions have commenced, it is still uncertain as to the ultimate resolution of the claims. Any settlement under the indemnification provision would correspondingly reduce or increase the amount of goodwill associated with MCII and not materially impact operating results of the Company.

Note 7 - Segment Information
----------------------------
         (In Thousands)

                                          Revenues
                             -------------------------
Three Months Ended                     Inter-           Net Income   Total
Sept. 30, 1999               External  Segment   Total    (Loss)     Assets
--------------               --------  -------   -----  ----------   ------
Marine Switchgear          $   985     $ 174  $ 1,159   $   (71)   $13,139
Mobile Power Systems         1,229         -    1,229      (792)     7,535
Engineered Automation
  and Control                2,032        63    2,095       279      4,499
Eliminations                     -      (237)    (237)       80     (8,917)
                             -----      ----    -----      ----     ------

Total                      $ 4,246     $   -  $ 4,246   $  (504)   $16,256
                             =====      ====    =====      ====     ======

Three Months Ended
Sept. 30, 1998
--------------

Marine Switchgear          $ 2,899    $  252  $ 3,151   $   (78)   $16,112
Mobile Power Systems         4,840         -    4,840      (420)     9,336
Engineered Automation
  and Control                  985         -      985         8      3,498
Eliminations                     -      (252)    (252)      (38)    (6,990)
                             -----      ----    -----      ----     ------

Total                      $ 8,724    $    -  $ 8,724   $  (528)   $21,956
                             =====      ====    =====      ====     ======

                                          Revenues
                             -------------------------
Six Months Ended                       Inter-           Net Income   Total
Sept. 30, 1999               External  Segment   Total    (Loss)     Assets
--------------               --------  -------   -----  ----------   ------
Marine Switchgear            $ 3,585    $  175  $ 3,760   $   218    $13,139
Mobile Power Systems           1,710         -    1,710    (1,236)     7,535
Engineered Automation
  and Control                  3,645       117    3,762       502      4,499
Eliminations                       -      (292)    (292)      (17)    (8,917)
                              ------      ----   ------     -----     ------

Total                        $ 8,940    $    -  $ 8,940   $  (533)   $16,256
                              ======      ====   ======     =====     ======


Six Months Ended
Sept. 30, 1998
--------------

Marine Switchgear            $ 5,884    $  553  $ 6 437   $  (114)   $16,112
Mobile Power Systems           8,031         -    8,031      (407)     9,336
Engineered Automation
  and Control                  2,308         -    2,308        82      3,498
Eliminations                       -      (553)    (553)      (41)    (6,990)
                              ------      ----   ------      ----     ------

Total                        $16,223    $    -  $16,223   $  (480)   $21,956
                              ======      ====   ======      ====     ======

Included in revenues of the marine switchgear segment for the second quarter and six months ended September 30, 1998, were revenues of $2,581,000 and $4,599,000, respectively, that were attributable to Peter Gray and NMP marine hardware products sold in April and July, 1999. Assets attributable to the sold operations were $4,296,000 at September 30, 1998.

A loss reserve of $355,000 was recorded by the mobile power systems segment in the three months ended September 30, 1999, in connection with the TQG first article testing and MEP-12 long-term contracts. A loss reserve of $478,000 was recorded in the same period last year related to the TQG first article test units.

                              WESTWOOD CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1999


GENERAL
-------

Results of Operations - Second Quarter Ended September 30, 1999 and 1998
------------------------------------------------------------------------

For the second quarter ended September 30, 1999, the Company had a net loss of $504,000 compared to a net loss of $528,000 for the same quarter last year. The net loss per share was $.073 compared to a net loss of $.077 for the prior year.

Consolidated sales for the second quarter decreased 51.3% to $4,246,000 compared to $8,724,000 for the previous year. Last year's second quarter sales included Peter Gray and NMP Corp. marine hardware product lines which were sold in April and July, 1999, respectively.

Gross profit, as a percentage of sales, was 14.3% for the current quarter compared to 5.9% for the same period last year. Cost of sales for the current quarter included additional loss reserves of $335,000 recorded by MCII in connection with TQG first article testing and the MEP-12 contract. Primarily as a result of the substantially lower sales volume, the Company incurred an operating loss of $624,000 in the current quarter compared to a loss of $725,000 for the same period last year. Interest expense decreased 23.5% as a result of lower borrowings.

A breakdown by company segments follows:

 . Marine switchgear sales by NMP Corp. were $1,159,000 for the second quarter compared to $3,151,000 for the same period last year, which included $2,581,000 attributable to Peter Gray and NMP marine hardware products.

 . Mobile power system revenues by MCII were $1,229,000 for the quarter compared to $4,840,000 for last year which included revenues of $1,598,000 in connection with the delivery of the TQG test units and $1,777,000 for MEP-12 shipments. As a result of the low sales volume and recording of additional loss reserves for the TQG first article testing and the MEP-12 contract, this segment reported a net loss of $792,000 for the quarter compared to a net loss of $420,000 for the same period last year.

 . Engineered automation and control system sales by TANO Corp. were $2,095,000, a substantial increase over the $985,000 for last year, which was unusually low due to a delay in the production release of a major contract. As a result of the higher sales volume, this segment reported net income of $279,000 for the period compared to a net income of $8,000 for the same period last year.

Six Months Ended September 30, 1999 and 1998
--------------------------------------------

For the six months ended September 30, 1999, the Company incurred a net loss of $533,000 compared to a net loss of $480,000 for the same period last year. Net loss per share was $.077 compared to a net loss of $.070 per share for the prior year.

Sales for the six months ended September 30, 1999, were $8,940,000, a 44.9% decrease compared to $16,223,000 for the previous year. Last year's revenues included $4,599,000 for Peter Gray and NMP marine hardware products which were sold in April and July, 1999, respectively. In addition, last year's revenues also included $1,598,000 in connection with the shipment by MCII of the TQG test units and $3,609,000 for MEP-12 shipments.

For the six months ended September 30, 1999, gross profit, as a percentage of sales, increased to 18.3% compared to 12.1% for the same period last year. Last year's gross profit margins were impacted as a result of substantial cost overruns incurred to meet shipping dates for the TQG test units.

The Company incurred an operating loss of $855,000 for the six months ended September 30, 1999, compared to an operating loss of $492,000 for the same period last year. The increased operating loss for the period was primarily the result of substantially lower sales volume and a 1.6% increase in operating expenses. During the six months ended September 30, 1999, the Company was in the process of a significant shift in product line direction, which included the sale of two operations. The Company recorded a gain of $309,000, included in other income, in connection with the sale of these units.

Liquidity and Capital Resources
-------------------------------

Operating activities for the six months ended September 30, 1999, resulted in net cash provided of $661,000. During this period, major items providing cash were depreciation and amortization of $509,000, reductions in accounts receivable of $723,000 and income taxes receivable of $578,000, along with increases in billings in excess of costs and estimated earnings on uncompleted contracts of $722,000. The major use of operating cash flow during the period was a $923,000 reduction in accounts payable.

The most significant investing activities for the six months ending September 30, 1999, were the sales of Peter Gray and the sale of marine hardware-related assets of NMP Corp. Cash proceeds received from these sales during the period were $749,000, and $1,100,000, respectively.

As a result of these sales, along with cash flow from operations, total bank debt was reduced $2,559,000 from $6,533,000 at March 31, 1999 to $3,974,000 at
September 30, 1999.

As disclosed in Note 3, the Company closed on August 13, 1999, a new $2,000,000 revolving credit facility and $2,000,000 five-year term note with a bank. The proceeds were used to repay amounts then outstanding under the existing revolving credit facility and term note. As part of the new bank facility, the Company is required to obtain $1,000,000 of subordinated debt within 90 days of closing, which is November 12, 1999. The Company is in the final stages of negotiating the offer and placement of the subordinated debt and a waiver has been requested from the bank that issued the credit facility. The Company believes that the new credit facility and subordinated debt along with cash provided from operations will provide adequate funding for the Company's anticipated growth requirements.

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

The Company and its subsidiaries have conducted Year 2000 compliance surveys and inquiries with substantially all of their vendors, suppliers, and professional and service organizations, consisting of approximately 1500 entities. The Company has received a return rate of approximately 95% of NMP's vendor survey letters and 85% of MC II's vendor survey letters. Approximately 90% of the surveys indicate general Year 2000 compliance. Those survey letters indicating a lack of current Year 2000 compliance have provided the Company with a time line in which these entities believe they will be Y2K compliant. The Company is following up with vendors and suppliers that have not yet returned Year 2000 compliant surveys but does not believe that any such entities provide services or supplies which cannot be supplied by other suppliers in a timely fashion. The Company has developed and put into effect certain contingency plans regarding potential adverse effects from Year 2000 problems, but such plans do not and cannot anticipate every possible contingency.

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

On July 27, 1999, MCII was notified by the United States Army that it was being granted a conditional release on the major TQG contract. As a result of the production release, the Company will now begin to phase into full production the TQG contract, which the Company anticipates to begin the week of November 15, 1999.

The Company believes that the combination of new NMP orders, the TQG production start-up, the sale of Peter Gray and the hardware product business, which generated operating losses in fiscal 1999 and the first quarter of fiscal 2000, and major cost reductions implemented throughout the year will all combine to significantly improve future operating results beginning in the third quarter of fiscal 2000.

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

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

John P. Gigas was nominated and elected to the position of Executive Vice President and Chief Operating Officer on October 27, 1999. Mr. Gigas co-founded Reatta Textile Company and prior to that was the Senior Vice President and Chief Financial Officer of the John Zink Company, now owned by Koch Industries, Inc., of Wichita, Kansas. Mr. Gigas received his Master of Business Administration degree with emphasis in international finance and economics from the University of Tulsa in 1982.

William J. Preston was nominated and elected to serve on the Board of Directors on October 27, 1999. Since 1978, Mr. Preston has been a principal and one of the founding partners of Preston Exploration,

L.L.C., a privately owned oil and gas exploration and production company located in The Woodlands, Texas. In 1978, Mr. Preston retired from the active practice of medicine after twelve years of practice in Tulsa, Oklahoma, in the field of otolaryngology. Mr. Preston received an undergraduate degree in engineering from the University of Tulsa, and subsequently graduated from the University of Oklahoma Medical School.

Mr. Preston has been a principal shareholder of the Company since 1988 and currently holds 770,558 shares, or 11.2 percent, of the outstanding common stock of the Company.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  The following document is filed as an exhibit to this Form 10-Q:

               Exhibit 27 - Financial Data Schedule.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: November 12, 1999             WESTWOOD CORPORATION



                                    By:   /s/ Ernest H. McKee
                                         -------------------------
                                         Ernest H. McKee, Director
                                         President and
                                         Chief Executive Officer



                                    By:   /s/ Paul R. Carolus
                                         -------------------------
                                         Paul R. Carolus, Director
                                         Secretary/Treasurer and
                                         Chief Financial Officer