Form 10-Q
period 1999-12-31
WESTWOOD CORP/NV/
filed 2000-02-14
CIK 876884

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    December 31, 1999                            .
                               -------------------------------------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to _______________________

Commission File Number:  0-19381
                       ---------------------------------------------------------

                             WESTWOOD CORPORATION
            (Exact name of registrant as specified in its charter)


           Nevada                                                 87-0430944
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
      of incorporation)                                      Identification No.)

5314 South Yale Street, Tulsa, Oklahoma                             74135
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (918) 524-0002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(x)  Yes     ( )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common                               Outstanding at February 14, 2000
-----------------------------                   -------------------------------
Common Stock, $.003 par value                                6,891,647

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        -------
Part I    Financial Information:

          Consolidated Balance Sheets as of
          December 31, 1999 and March 31, 1999                              1

          Consolidated Statements of Operations
          for the third quarter and nine months
          ended December 31, 1999 and 1998                                  3

          Consolidated Statement of Cash Flows
          for the nine months ended December 31,
          1999 and 1998                                                     4

          Notes to Consolidated Financial Statements                        5

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                        9


Part II   Other Information:

               Item 1.  Legal Proceedings                                  13

               Item 2.  Changes in Securities
                          (None)

               Item 3.  Defaults Upon Senior Securities
                          (None)

               Item 4.  Submission of Matters to a Vote
                        of Security Holders                                14

               Item 5.  Other Information                                  14

               Item 6.  Exhibits and Reports on Form 8-K                   15

Signatures                                                                 15

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                        December 31     March 31
                                                           1999           1999
                                                        ------------------------
                                                        (Unaudited)
Assets

Current assets:
    Cash and cash equivalents                            $     55      $  1,283
    Accounts receivable (including retainage
       receivable of $14 at December 31, 1999
       and $16 at March 31, 1999), net
       of allowance for doubtful accounts                   4,310         3,696
    Income tax receivable                                       -           789
Notes receivable                                              250             -
Costs and estimated earnings in excess of
       billings on uncompleted contracts                      791           625
Inventories:
       Raw materials and purchased parts                    2,087         2,648
       Work-in-process                                      1,365         1,573
                                                         --------      --------
                                                            3,452         4,221
    Prepaid expenses                                           74            40
    Assets held for sale                                        -           402
                                                         --------      --------

Total current assets                                        8,932        11,056

Plant and equipment, at cost:
    Leasehold improvements                                    310           310
    Machinery and equipment                                 4,420         4,275
    Patterns and tools                                         79           195
                                                         --------      --------
                                                            4,809         4,780
Accumulated depreciation                                   (2,992)       (2,937)
                                                         --------      --------
                                                            1,817         1,843

Goodwill (net)                                              4,833         6,250

Long-term accounts receivable, retainage                      320           533
Note receivable                                               500             -
Deferred charges & other                                        1             1
                                                         --------      --------

Total Assets                                             $ 16,403      $ 19,683
                                                         ========      ========

See accompanying notes

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                        December 31     March 31
                                                           1999           1999
                                                        ------------------------
                                                        (Unaudited)
Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                     $ 3,003        $ 2,397
    Accrued liabilities                                    1,602          1,489
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                   1,511            501
    Current portion of long-term debt:
      Payable to bank                                      1,115          6,533
      Other                                                   23             46
      Acquisition debt                                       131            990
                                                         -------        -------
                                                           1,269          7,569
                                                         -------        -------

Total current liabilities                                  7,385         11,956

Long-term debt:
    Payable to bank                                        1,580              -
    Other                                                     78             77
    Acquisition debt                                         143            480
    Convertible debentures                                 1,000              -
                                                         -------        -------
                                                           2,801            557
Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
       $.001 par value, no shares issued and
       outstanding                                             -              -
    Common stock, 20,000,000 shares authorized,
       $.003 par value, 6,891,647 shares issued
       and outstanding at December 31, 1999 and
       March 31, 1999                                         21             21
    Capital in excess of par value                         5,978          5,978
    Retained earnings                                        313          1,171
                                                         -------        -------
    Sub-Total                                              6,312          7,170
    Less: Treasury stock, 127,000 shares at
          December 31, 1999                                  (95)             -
                                                         -------        -------
Total stockholders' equity                                 6,217              -

Total liabilities and stockholders' equity               $16,403        $19,683
                                                         =======        =======

See accompanying notes

                             WESTWOOD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                 Third Quarter Ended     Nine Months Ended
                                     December 31             December 31
                                    1999     1998           1999     1998
                                 -------------------    -------------------
                                    (Unaudited)              (Unaudited)
Sales                              $4,133   $7,572        $13,073  $23,795

Cost of sales                       3,348    6,681         10,653   20,944
                                   ------   ------        -------  -------

Gross profit                          785      891          2,420    2,851

Operating expenses:
  Selling, general & admin.         1,136    1,300          3,627    3,752
                                   ------   ------        -------  -------

Operating loss                       (351)    (409)        (1,207)    (901)

Other income:
  Interest expense                    (61)    (111)          (306)    (445)
  Other income                         88        4            135      100
  Gain on sale of product lines         -        -            309        -
                                   ------   ------        -------  -------

                                       27     (107)           138     (345)
                                   ------   ------        -------  -------

Loss before taxes                    (324)    (516)        (1,069)  (1,246)

Benefit for income taxes                -     (178)          (211)    (428)
                                   ------   ------        -------  -------

Net loss                           $ (324)  $ (338)       $  (858) $  (818)
                                   ======   ======        =======  =======

Basic loss per share               $(.047)  $(.049)       $ (.124) $ (.119)

Weighted average common shares
used in computing basic earnings
per share                           6,889    6,892          6,891    6,892
                                   ------   ------        -------  -------

Cash dividends per share           $    -   $    -        $     -  $  .010


See accompanying notes

                              WESTWOOD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                      Nine Months Ended
                                                         December 31
                                                       1999        1998
                                                     --------------------
                                                          (Unaudited)
Operating activities

Net loss                                             $  (858)     $  (818)
Adjustments to reconcile net loss
to cash provided by operations:
  Depreciation and amortization                          681          998
  Deferred income taxes                                   --           11
  Gain on sale of product lines                         (309)          --

Cash flows impacted by changes in:
    Accounts receivable                                 (464)          58
    Costs and estimated earnings in excess
      of billings on uncompleted contracts              (166)       1,577
  Inventories                                         (1,141)         116
  Prepaid expenses                                       (34)         (13)
  Long-term accounts receivable, retainage               213          150
  Deferred charges                                        --           37
  Accounts payable                                       606       (1,332)
  Accrued liabilities and rent                           113         (559)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                  1,010         (362)
  Income taxes payable/receivable                        789          119
  Other                                                   16           55
                                                     -------      -------

Net cash provided by operating activities                456           37

Investing activities

Purchase of plant and equipment                         (469)        (314)
Proceeds from sales of product lines                   1,849           --
                                                     -------      -------

Net cash provided by investing activities              1,380         (314)

Financing activities

Principal payments on debt                            (7,969)      (1,076)
Borrowings on debt                                     4,000        1,250
Proceeds from issuing convertible debentures           1,000           --
Dividends paid                                            --          (69)
Acquisition of treasury stock                            (95)          --
                                                     -------      -------

Net cash (used) provided by financing activit         (3,064)         105
                                                     -------      -------

Net decrease in cash                                  (1,228)        (172)

Cash at beginning of period                            1,283          574
                                                     -------      -------

Cash at end of period                                $    55      $   402
                                                     =======      =======

See accompanying notes

                             WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., TANO Corp., and MCII Electric Company. Consolidated operations for Westwood include Peter Gray Corporation only for April, 1999, when its operations ceased, and NMP Corp. marine hardware products only through the four months ended July, 1999, when these hardware-related assets were sold. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal third quarter and nine months ended December 31, 1999, may not necessarily be indicative of the results that may be expected for the year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 1999.

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

In July, 1999, the Company sold certain marine hardware-related assets of NMP Corp. which generated operating losses in fiscal 1999 and the first quarter of fiscal 2000, for a total sales price of $2,000,000. Of the sales price, $1,100,000 was paid at closing, with $150,000 to be paid within 90 days, and the remaining balance of $750,000 is to be paid in three annual installments of $250,000. The Company recorded a $15,000 gain in the second quarter in connection with the sale, and proceeds were used to reduce debt.

Note 3 - Long-Term Debt
-----------------------

On August 13, 1999, the Company closed a new bank credit facility for a $2,000,000 revolving credit line, and a $2,000,000 five-year term note. Proceeds from this new credit facility were used to repay all amounts outstanding under the previous bank facility. As part of the new bank commitment, the Company was required to obtain $1,000,000 of subordinated debt which was accomplished on December 23, 1999.

Note 4 - Income Taxes
---------------------

The Company generated net operating loss carryforwards in fiscal 1999 and the first nine months of fiscal 2000, whereby no deferred tax asset was established as future taxable income is not certain in fiscal 2000. However, the Company filed an amended tax return for the fiscal year ended March 31, 1999, which resulted in a refund of $211,000 and was recorded as a tax benefit for the quarter ended September 30, 1999.

Note 5 - Comprehensive Income
-----------------------------

For the third quarter and nine month periods ended December 31, 1999, and 1998, comprehensive loss and net loss are the same.

Note 6 - Contingencies
----------------------

See note under Liquidity and Capital Resources.


Note 7 - Segment Information
----------------------------
           (In Thousands)

                                             Revenues
                                 ------------------------------------
Three Months Ended                               Inter-                   Net Income     Total
Dec. 31, 1999                    External       Segment         Total       (Loss)       Assets
------------------               --------       -------         -----     ----------     ------
Marine Switchgear                  $  1,719      $     86      $  1,805    $     10    $ 14,062
Mobile Power Systems                    839            --           839        (222)      7,352
Engineered Automation
     Controls                         1,575           136         1,711          54       4,707
Eliminations                             --          (222)         (222)       (166)     (9,718)
                                   --------      --------      --------    --------    --------

Total                              $  4,133      $     --      $  4,133    $   (324)   $ 16,403
                                   ========      ========      ========    ========    ========

Three Months Ended
Dec. 31, 1998
-------------
Marine Switchgear                  $  2,952      $    211       $ 3,163    $   (106)   $ 13,791
Mobile Power Systems                  2,915            --         2,915        (227)      9,038
Engineered Automation
     Controls                         1,705            --         1,705           5       3,964
Eliminations                             --          (211)         (211)        (10)     (4,928)
                                   --------      --------      --------    --------    --------

Total                              $  7,572      $     --       $ 7,572    $   (338)   $ 21,865
                                   ========      ========      ========    ========    ========


                                             Revenues
                                 --------------------------------
Nine Months Ended                              Inter-       Net       Income       Total
Dec. 31, 1999                    External     Segment      Total      (Loss)       Assets
-------------                    --------     -------      -----       -----      --------
Marine Switchgear                 $  5,304   $    351    $  5,655    $    118    $ 14,062
Mobile Power Systems                 2,549         --       2,549      (1,458)      7,352
Engineered Automation
     Controls                        5,220        253       5,473         472       4,707
Eliminations                            --       (604)       (604)         10      (9,718)
                                  --------   --------    --------    --------    --------

Total                             $ 13,073   $     --    $ 13,073   $    (858)   $ 16,403
                                  ========   ========    ========    ========    ========

Nine Months Ended
Dec. 31, 1998
-------------
Marine Switchgear                 $  8,836   $    764    $  9,600    $   (220)   $ 13,791
Mobile Power Systems 10,946         10,946         --      10,946        (634)      9,038
Engineered Automation
     Controls                        4,013         --       4,013          87       3,964
Eliminations                            --       (764)       (764)        (51)     (4,928)
                                  --------   --------    --------    --------    --------

Total                             $ 23,795   $     --    $ 23,795    $   (818)   $ 21,865
                                  ========   ========    ========    ========    ========

Included in revenues of the marine switchgear segment for the third quarter and nine months ended December 31, 1998, were revenues of $1,871,000 and $6,470,000, respectively, that were attributable to Peter Gray and NMP marine hardware product lines sold in April and July, 1999. Assets attributable to the sold operations were $4,246,000 at December 31, 1998.

                              WESTWOOD CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1999


GENERAL

Results of Operations - Third Quarter Ended December 31, 1999 and 1998
-------------------------------------------------------------------------

For the third quarter ended December 31, 1999, the Company had a net loss of $324,000 compared to a net loss of $338,000 for the same quarter last year. The net loss per share was $.047 compared to a net loss of $.049 for the prior year.


Consolidated sales for the third quarter decreased 45.4% to $4,133,000 compared to $7,572,000 for the previous year. Last year's third quarter sales included $1,871,000 from the Peter Gray and NMP Corp. marine hardware product lines, both of which have been subsequently sold.

Gross profit, as a percentage of sales, was 18.5% for the current quarter compared to 11.8% for the same period last year. Mobile power system revenues, which have a lower gross profit, contributed 38.5% of total sales for the third quarter last year but only 20.3% in the current period. The Company incurred an operating loss of $351,000 in the current quarter compared to a loss of $409,000 for the same period last year. The improvement was primarily due to reduced SG&A expense associated with Peter Gray and NMP Corp. hardware product lines. SG&A expense was reduced $164,000 in the current quarter. Interest expense decreased 45% as a result of lower borrowings.

A breakdown by company segments follows:

 .      Marine switchgear sales by NMP Corp. were $1,805,000 for the third quarter compared to $3,163,000 for the same period last year, which included $1,871,000 attributable to Peter Gray and NMP hardware products.

 .      Mobile power system revenues by MCII Electric Company were $839,000 for the quarter compared to $2,915,000 for last year. The third quarter last year included $1,500,000 in revenues from MEP units, a contract that was substantially completed in the last fiscal year. A net loss of $222,000 for the quarter compares to a net loss of $227,000 for the same period last year.

 .      Engineered automation and control system sales by TANO Corp. were
       $1,711,000, compared to $1,705,000 for last year. Net income for the period was $54,000 compared to a net income of $5,000 for the same period last year.

Nine Months Ended December 31, 1999 and 1998
--------------------------------------------

For the nine months ended December 31, 1999, the Company incurred a net loss of $858,000 compared to a net loss of $818,000 for the same period last year. Net loss per share was $.124 compared to a net loss of $.119 per share for the prior year.

Sales for the nine months ended December 31, 1999, were $13,073,000, a 45% decrease compared to $23,795,000 for the previous year. Last year's revenues included $6,470,000 for Peter Gray and NMP marine hardware product lines which have been subsequently sold. In addition, last year's revenues also included $1,598,000 in connection with the shipment by MCII Electric Company of the TQG test units, as well as $1,500,000 for MEP shipments.

For the nine months ended December 31, 1999, gross profit was 18.5% compared to 12% for the same period last year. Last year's gross profit margins were impacted as a result of substantial cost overruns incurred to meet shipping dates for the TQG test units.

The Company incurred an operating loss of $1,207,000 for the nine months ended December 31, 1999, compared to an operating loss of $901,000 for the same period last year. The increased operating loss for the period was primarily the result of substantially lower sales volume.

Liquidity and Capital Resources
-------------------------------
Operating activities for the nine months ended December 31, 1999, resulted in providing net cash flow of $456,000. The major items providing cash were depreciation and amortization of $681,000, increased accounts payable of $606,000, billings in excess of costs and estimated earnings on uncompleted contracts of $1,010,000, and income tax refunds of $789,000. Major use of cash flow included increased inventories of $1,141,000, increased accounts receivable of $464,000, and the net loss for the nine months ending December 31, 1999 of $858,000.

Investing activities, which consisted of the sale of Peter Gray and the Hardware Product line of NMP Corp. provided cash flow of $1,380,000.

Significant financing activities included cash usage for a reduction in debt of $3,969,000. Proceeds from issuing convertible debentures provided cash flow of $1,000,000.

Net cash usage for the nine months ended December 31, 1999, was $1,228,000.

Subsequent to the close of the Company's third quarter, the Company announced the completion of a $1.0 million convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors as well as certain officers and directors of the Company. The Notes bear interest of 10% per annum and mature on December 23, 2004. The Notes are convertible into common stock at a price of $1.00 per share. Each $10,000 Note is coupled with a warrant to purchase 5,000 shares of common stock at $1.00 per share. (See, Part II, Item 5, at page 14.)

The Company also announced on December 29, 1999 that its subsidiary, MCII Electric Company, entered into a Settlement Agreement with the seller of MCII Electric Company to Westwood Corporation. The effect of the settlement amounted to a note cancellation owed by Westwood Corporation in the amount of $1.5 million, the payment of $100,000, and the creation of a new note payable to the seller of MCII Corporation in the amount of $300,000, thereby reducing Westwood's investment in MCII Electric Company in the amount of $1.1 million. (See, Part II, Item 1, at page 13.)

In connection with this settlement, Westwood Corporation purchased 127,000 shares of its common stock from the seller of MCII Electric Company. This stock is recorded as treasury stock of Westwood Corporation.

The effect of the debenture offering, and the MCII Electric Company settlement provides for a net improvement in the Company's working capital. At December 31, 1999, $1,200,000 was available under the Company's revolving credit line.

Year 2000 Compliance

The Company completed the company-wide project to address the year 2000 compliance issues for all technology hardware and software, and has either purchased or produced external interfaces with customers and suppliers, operations process controls, account and other information systems and facility items. The implementation phase of this project as it related to traditional information technology areas was completed prior to December 31, 1999.

The Company utilized both internal and external resources to complete this process. Costs incurred for new software and hardware purchases were capitalized and other costs were expensed as incurred.

The total cost of this project for external costs of hardware and software, excluding planned system replacements, was approximately

$225,000.
In summary, the Company completed the project and is confident that there are no issues of year 2000 compliance that will materially effect the ongoing operations of the businesses.

Statements included in this Form 10-Q constitute "year 2000 readiness disclosures" subject to the Year 2000 Information and Readiness Disclosure Act of 1998.

Outlook for Fiscal Year 2000 and Beyond
---------------------------------------

Westwood Corporation finished the third quarter of fiscal year 2000 with a funded backlog of $57 million based primarily on contracts held by NMP Corp. and MCII Electric Company.


NMP Corp. recently received an award from Avondale Industries, a Litton Shipbuilding subsidiary, for the power and lighting panels for the LPD17-class new amphibious assault ship. The current value of all orders received from Avondale for this program is $2.5 million per ship with anticipated growth to $3.5/$3.7 million per ship upon completion of engineering requirements by Avondale. A total of twelve ships are scheduled to be built over the next 5 years. Total revenues to be recognized by Westwood Corporation over the life of the program is estimated to be $42 million.

Late in the third quarter ending September 30, 1999, NMP Corp. was awarded requirements contracts for the DDG51-class Aegis destroyer program from Lead Yard Services, Bath Iron Works and Ingalls Shipbuilding. The total number of ships to be built is dependent on the progress of the new DD21-class destroyer, however, best estimates place the number at 17. Revenue value per shipset is $2.8 million placing the total revenues over the life of the contract at approximately $27 million.

Westwood Corporation's wholly owned subsidiary, MCII Electric Company, is in the initial production phase of the U.S. Army's contract for Tactically Quiet Generators. There are currently 1252 units on conditional release until testing is completed at a value of $29 million. The current requirements for this equipment is greater than 12,000 units and therefore, the Company expects additional production releases in the future.

The total current backlog inclusive of option requirements exercisable over the next five years stands at $116 million.

The synergy between Westwood Corporation's two marine products subsidiaries position in the company very well for new business imminent in the near-term future. These opportunities include the LHD8-class amphibious assault vessel and the LSD41/49-class upgrade. NMP Corp. and TANO Corp. were significant equipment suppliers on the first seven ships of the LHD class and both companies also participated on the LSD class original equipment program. Management feels that there is significant potential for participation in these programs as well as the last of the CVN77-class nuclear powered aircraft carriers and the new twenty-first century destroyer DD21.

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

PART II  OTHER INFORMATION:

Item 1.  Legal Proceedings
-------

The action styled Westwood Corporation and MCII Electric Company, Inc. v. Herschel P. McCullough, District Court of Tulsa County, State of Oklahoma, Case No. CJ-98-0876, filed in February, 1998, has been resolved by way of a settlement agreement dated December 28, 1999. Pursuant to the settlement agreement, the claims by the Company and its subsidiary, MCII Electric Company, as well as counterclaims against the Company and MCII Electric Company are to be dismissed without prejudice upon consummation of the terms of the settlement agreement, including (i) the elimination of $1.5 million in unsecured indebtedness from the Company to the former shareholder of MCII Electric Company; (ii) the Company's purchase of 127,000 shares of its common stock from MCII Electric Company's former shareholder for a purchase price of $.75 per share; and (iii) $400,000 of which $100,000 was paid to MCII Electric Company's former shareholder on December 28, 1999, and the balance to be paid in quarterly installments of $37,500 from April 1, 2000 through December 1, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders
-------

The annual meeting of the shareholders of the Company was held on December 29, 1999. By the vote of a majority of the shareholders entitled to vote at the meeting, directors were elected as follows:

                                          For        Against     Abstain
                                          ---        -------     -------

         Ernest H. McKee               3,780,078     313,642      6,195
         Paul R. Carolus               3,780,078     313,642      6,195
         Richard E. Minshall           4,047,664      46,056      6,195
         Anthony Pantaleoni            3,966,991     126,729      6,195
         John H. Williams              3,780,078     313,642      6,195
         William J. Preston            4,001,564      92,156      6,195

In addition, the shareholders approved the amendment of the 1992 Directors' Stock Option Plan to increase the number of shares available from 562,820 to 612,820 by casting 3,633,806 votes for the proposal and 460,550 votes against the proposal, with 5,559 abstentions.

Item 5.  Other Information
-------

On December 23, 1999, the Company completed the offer and sale of $1,000,000 of 10% Convertible Subordinated Notes in the principal amount of $1,000,000, convertible into 1,000,000 shares of the common stock of the Company at a purchase price of $1.00 per share, and Warrants to purchase up to 500,000 shares of the common stock of the Company at a price of $1.00 per share. Both the maturity date of each 10% Convertible Subordinated Note and the expiration date of each Warrant will occur on December 23, 2004. The Notes are callable at the Company's option after December 15, 2001 upon thirty (30) days notice in the event the Company's common stock closing price is in excess of $2.50 per share for thirty (30) consecutive trading days, within sixty (60) days of notice of redemption.

The proceeds of the Note Offering are to be used as operating capital and also satisfies a requirement of the Company's commercial lender.

Item 6.
------

(a)    The following document is filed as an exhibit to this Form 10-Q:

       Exhibit 27 - Financial Data Schedule.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: February 14, 2000          WESTWOOD CORPORATION




                             By: /s/ Ernest H. McKee
                                 -------------------
                                 Ernest H. McKee, Director
                                 President and
                                 Chief Executive Officer


                             By: /s/ Paul R. Carolus
                                -------------------------------
                                 Paul R. Carolus, Director
                                 Secretary/Treasurer and
                                 Chief Financial Officer