Form 10-K405
period 2000-03-31
WESTWOOD CORP/NV/
filed 2000-07-14
CIK 876884

FILED: July 14, 2000


                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2000

                        Commission file number: 0-19381

                             WESTWOOD CORPORATION
            (Exact name of Registrant as specified in its charter)

                     Nevada                               87-0430944
                     ------                               ----------
          (State or other jurisdiction                   (IRS Employer
       of incorporation or organization)              Identification No.)

    12402 East 60th Street, Tulsa, Oklahoma                  74146
    ----------------------------------------                 -----
    (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: 918/250-4411

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the Registrant's common stock (based upon the July 7, 2000, closing bid price of the common stock as reported by NASDAQ Bulletin Board) held by non-affiliates was approximately $2,369,112.

The number of outstanding shares of the Registrant's common stock as of July 7, 2000, was 6,891,647 shares.

                               TABLE OF CONTENTS

                                                                                Page
Item Number and Caption                                                        Number
-----------------------                                                        ------
PART I
------

       1.     Business                                                             1

       2.     Properties                                                           6

       3.     Legal Proceedings                                                    6

       4.     Submission of Matters to a Vote of Security Holders                  6

PART II
-------

       5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters                                               7

       6.     Selected Financial Data                                              7

       7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               8

       7A.    Market Risk Disclosures                                             12

       8.     Financial Statements and Supplementary Data                         12

       9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                              12

PART III
--------

       10.    Directors and Executive Officers of  the Registrant                 12

       11.    Executive Compensation                                              14

       12.    Security Ownership of Certain Beneficial Owners
                 and Management                                                   23

       13.    Certain Relationships and Related Transactions                      26

PART IV
-------

       14.    Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                              27

                                      (i)

                                    PART I

Item 1.      Business

General
-------

Westwood Corporation (the "Company"), a Nevada corporation formed in 1986, is engaged in the design, manufacture and sale of electrical generation, distribution, and automated control equipment and related products. The Company's business is conducted through its wholly owned subsidiaries, NMP Corp. ("NMP"), an Oklahoma corporation formed in 1988; TANO Corp. ("TANO"), a Louisiana corporation formed in May of 1997; and MC II Electric Company, Inc. ("MC II"), a Texas corporation formed in 1989.

Mobile Power Systems
--------------------

MC II is in the business of designing and manufacturing a broad family of diesel, gasoline, natural gas and turbine mobile electrical generator sets for both military and commercial applications. MC II employs approximately 46 employees.

MC II's backlog consists primarily of the final development and production of the next generation of 30-60 kilowatt technical quiet generator ("TQG") sets for the U.S. Army. MC II is also an important supplier of generator replacement spare parts, and is one of just a few manufacturers capable of supporting substantially all of the generator sets utilized by the Department of Defense.

MC II's manufacturing facilities were relocated from Dallas, Texas to Tulsa, Oklahoma, in April 2000. Assembly of TQG generator sets is performed in facilities shared with NMP in Tulsa, Oklahoma, which helps to reduce fixed costs for both companies. MC II has also designed computer software and flat panel control screens for monitoring and controlling all generator mechanical and operational functions. Assembly of control panels for the TQG sets is currently sub-contracted to NMP.

Automation and Control Systems
------------------------------

TANO, located in New Orleans, Louisiana, designs, manufactures, installs and services high-quality automation and control systems for major military and commercial ships. TANO is a leading and long-standing provider of automated machinery plant control systems for the U.S. Coast Guard, the U.S. Navy and the Military Sealift Command.

TANO's backlog presently includes automation and control systems for a fleet of new USCG WLM (Coastal) and WLB (seagoing) Buoy Tenders. These two new ship programs are expected to result in 30 ships being built; at present, twenty-five ships have been ordered, with additional ships budgeted and funded by Congress.

TANO's product lines are divided into two segments: Systems, and Parts and Service. Systems consists of the design and manufacture of automation and control systems for new ships, as well as complex retrofits for existing ships. Parts and Services consists of the aftermarket business whereby TANO provides parts and maintenance to a large, worldwide installed base of TANO systems.

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

Propulsion Control Systems monitor and control the different propulsion functions of a ship, including the ship's engine speed, clutches, controllable propeller pitch, z-drive, thrusters and reduction gears. Machinery Monitoring and Control Systems automatically control and monitor a wide variety of functions including the hydraulic systems, cargo monitoring, ballast distribution, electric power management and water and waste water management. Alarm functions are linked with the monitoring systems to provide audible or visual alarms to alert the ship's operator or crew to problems detected by the monitoring systems.

TANO supplies spare parts and service for all current systems, as well as parts and service for systems previously provided to customers over the past twenty years. Spare parts and service orders from TANO's installed base of approximately 600 ships provides a stable and ongoing source of revenue that typically offers much higher gross profit margins, due to its captive nature, than initial system orders. Management believes a significant growth opportunity exists in this segment since the current level of business has been attained with minimal sales effort.

TANO's offices and operations occupy 13,000 square feet of leased space in an office park located in New Orleans. In addition, TANO has field offices in San Diego and Singapore to support field service commitments on the West Coast and the Pacific Rim. TANO has 44 employees.

Engineered Products - Marine Electrical Switchgear
--------------------------------------------------

NMP's marine engineered products line includes marine switchboards designed for the distribution of electrical power, interior communication, weapons systems, electrical plant control and power and lighting control on naval combat vessels. NMP's primary customers for switchboard products are the major shipbuilders that serve as prime defense contractors to the U.S. government. Equipment is also sold to Allied Foreign Governments with State Department approval, under the War Munitions Act. NMP has 84 employees.

Major contracts in NMP's backlog include switchboards for LPD 17 and 18, the first two of twelve new class amphibious assault ships the U.S. Navy is building over a five year period, and switchboards for DDG 91 and 92, the Aegis destroyer program. The total number of DDG ships to be built is dependent on the progress of the new DD21-class destroyer; however, best estimates place the number at 17.

Peter Gray Corporation Asset Sale
---------------------------------

In April 1999, the Company, through its wholly owned subsidiary, Roflan Associates, Inc., a Massachusetts corporation ("Roflan"), closed a sale of the assets of Roflan's wholly owned subsidiary, Peter Gray Corporation, a Massachusetts corporation ("Peter Gray"). Belmet Products, Inc. ("Belmet"), purchased certain specified equipment, inventory, customer lists and marine symbol line tooling from Peter Gray. Asset sales and liquidation proceeds totaled $696,000 for the fiscal year ended March 31, 2000.

Pursuant to a Lease Termination Agreement with the owner of its manufacturing facilities in Andover, Massachusetts, Peter Gray terminated its lease on April 30, 1999. With the sale of its manufacturing equipment and assets to Belmet, and the termination of its lease, Peter Gray effectively ceased operations. Remaining assets were sold at auction or transferred to the Company's subsidiary, NMP, in Tulsa, Oklahoma. Neither the Company, nor any of its subsidiaries, will continue with the business of manufacturing brass and metal utility boxes for marine use.

Marine Electrical Hardware Asset Sale
-------------------------------------

On July 26, 1999, NMP closed an asset sale agreement with U.S. Pioneer, L.L.C., an Oklahoma limited liability company, for the sale of its hardware products business, including equipment, inventory and rights to hardware product lines. The purchase price for the hardware products assets was $2,000,000, consisting of $1,100,000 paid at closing, a $150,000 promissory note, which was paid within ninety (90) days of closing, and a $750,000 promissory note to be paid in three equal installments on or before September 1, 2000, 2001, and 2002. Neither the Company, nor any of its subsidiaries, will continue with the business of manufacturing electrical hardware items. NMP will continue with the manufacture and development of engineered products including marine electrical switchgear.

Marketing
---------

The Company's marketing efforts are carried out by employees with extensive experience in the required technical disciplines as well as experience in overall government contracting. Efforts are concentrated on maintaining active contact with customers and industry organizations and staying abreast of developments concerning defense-related procurements. The technical ability to respond in a relatively condensed time frame is of primary importance in the declining Department of Defense requirements.

The majority of the Company's contracts are the result of Requests for Quotations ("RFQ"), which is a contracting process where the customer requires detailed management and technical proposals, including detailed pricing data, and thereafter establishes a firm fixed price contract with the selected bidder. These contracts generally constitute a development contract for equipment design with an ensuing manufacturing contract for the delivery of equipment and related support services.

Competition
-----------

The Company faces competition in most aspects of its business. The Company's products are of a highly technical nature and involve the use of techniques and materials similar to those used by its competitors. The principal competitive factors with respect to the Company's products are technological innovation, product quality, price, adherence to delivery schedules and product reliability. A significant portion of the Company's sales are made under government subcontracts awarded on the basis of competitive bidding. In addition to price, the factors involved in the award of such contracts include the quality of the proposal and reputation of the bidder. Demand for many of the products sold by the Company is dependent on the level and nature of the U.S. government's defense expenditures.

The Company's primary competitor in the military mobile power generation business is Fermont, a division of Engineered Air Systems, Inc. In the automation and control systems market, the Company's primary competitors are C.A.E. Link and Lockheed Martin. The Company's two primary competitors in the U.S. Navy combatant marine power and switchboard equipment market are SPD Technologies, Inc., and Metric Systems.

Major and Foreign Customers
---------------------------

Sales under contracts with the U.S. government or subcontracts with major shipbuilders under contract with the U.S. government accounted for approximately $15,664,000, or 86.8%, of the Company's sales for the fiscal year ended March 31, 2000, and $24,066,000, or 79%, of the Company's sales for the fiscal year ended March 31, 1999. Sales to foreign customers totaled $605,165 for the fiscal year ended March 31, 2000, and $43,000 for the fiscal year ended March 31, 1999. For a further discussion of sales to major customers and concentration of credit risk, refer to Note 10 of the Consolidated Financial Statements.

Backlog
-------

The approximate backlog of third-party, fully-funded purchase orders issued to the Company from customers for the fiscal years ending March 31, 2000, 1999, and 1998, is as follows:

                         2000                 1999               1998
                         ----                 ----               ----

                     $52,000,000           $26,000,000        $24,000,000

Subsequent to the close of fiscal year 2000 on March 31, the Company received two additional major orders for mobile power systems and marine electrical switchgear which totaled over $18,000,000, and are expected to be completed over the next two fiscal years.

During fiscal year 2001, the Company should recognize $45,000,000 in revenues from the existing backlog of outstanding purchase orders to be filled for its customers.

Employees
---------

As of March 31, 2000, the Company had 174 employees, none of whom are represented by unions. Management considers its relations with its employees to be satisfactory.

Patents and Trademarks
----------------------

The Company owns and has applied for various patents in connection with its equipment and control systems supplied to the U.S. government and commercial purchasers with varying expiration dates. Additionally, through its engineering and development efforts, the Company generates proprietary information and trade secrets regarding the design and manufacture of various products and systems.

While the Company considers its proprietary information and patents to be valuable assets, the Company's business is not materially dependent upon patent protection. Because of rapidly changing technology and the need for confidentiality, the Company does not seek to obtain patents in many areas.

Materials and Supplies
----------------------

The Company's operations require a wide variety of electrical and mechanical components and raw materials. Except for certain limited sole-source items which the U.S. government requires the Company to purchase, most items are available from several commercial sources.

Environmental Protection
------------------------

The Company believes that it and each of its subsidiaries are currently in compliance with all federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Year 2000 Compliance
--------------------

A company-wide project to address Year 2000 compliance issues was completed for all technology hardware and software. The Company has either purchased or produced external interfaces with customers and suppliers, operations process controls, account and other information systems and facility items. The implementation phase of this project as it related to traditional information technology areas was completed prior to December 31, 1999.

The Company utilized both internal and external resources to complete this process. Costs incurred for new software and hardware purchases were capitalized and other costs were expensed as incurred. The total cost of this project for external costs of hardware and software, excluding planned system replacements, was approximately $225,000. The Company encountered only minor problems associated with the date change from 1999 to 2000, and experienced no business disruptions. The Company believes that limited and insignificant continued exposure to Year 2000 complications remain.

Statements included in this Form 10-K constitute "year 2000 readiness disclosures" subject to the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 2. Properties

The Company, through its subsidiaries, leases all of its manufacturing, engineering, warehousing and office facilities comprising a total of approximately 128,000 square feet. The Company's subsidiaries lease office and manufacturing facilities as follows: NMP, Tulsa, Oklahoma, 88,725 square feet; TANO, New Orleans, Louisiana, 13,000 square feet; and MC II, Dallas, Texas, 26,500 square feet. Facility leases for the Company's operations in Tulsa, Oklahoma, and New Orleans, Louisiana, expire in 2003. Pursuant to agreements with its landlord, the lease on MC II's manufacturing facilities in Dallas, Texas, was renegotiated to allow MC II's relocation to Tulsa, Oklahoma, where it shares manufacturing space with NMP. MC II's remaining lease obligation in Dallas is on a month-to-month basis pending its relocation, which is expected to be finalized in the second quarter of fiscal year 2001, ending September 30, 2000. The Company owns all of its manufacturing, assembly and testing equipment.

Item 3. Legal Proceedings

In the ordinary course of its business the Company has various claims and suits pending. Based on an evaluation which included consultation with counsel concerning the legal and factual issues involved, the Company is of the opinion that such pending claims and suits will not have a material adverse effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company's stockholders for a vote during the fourth quarter of the fiscal year ended March 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Bulletin Board Market under the symbol WNMP. On March 31, 2000 there were 131 stockholders of record, and approximately 600 beneficial owners of the Company's common stock. The range of sales prices for the Company's common stock for the last two years, as reported by the National Association of Securities Dealers, Inc., and cash dividends declared were as follows:

                  Quarter Ended             High Bid     Low Bid  Cash Dividends
                  -------------             --------     -------  --------------

                  Mar. 31, 2000             $  1.00    $   0.6875   $ 0.00
                  Dec. 31, 1999                1.125       0.625      0.00
                  Sept. 30, 1999               1.125       0.5625     0.00
                  June 30, 1999                1.125       0.5938     0.00

                  Mar. 31, 1999             $  1.00    $   0.5625   $ 0.00
                  Dec. 31. 1998                1.25        0.6875     0.00
                  Sept. 30, 1998               1.875       0.6875     0.00
                  June 30, 1998                1.50        0.9375      .01

The payment of cash dividends on the Company's common stock, which commenced in 1992, was suspended by the Board of Directors for the second quarter of fiscal year 1999 and thereafter. This action allowed the Company to concentrate funding efforts and operating capital for MC II in order to enhance production and compliance with government contracts calling for the manufacture of mobile electric generators. Because of the continued need for operating capital for the Company and MC II, it is not anticipated that any cash dividends will be paid during fiscal year 2001. However, future decisions regarding dividend payments will be made by the Board Directors, in advance of each quarter, based on the Company's then existing current capital needs.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included in this report:

                                       Fiscal Years Ended March 31
                         -------------------------------------------------------
                           2000        1999        1998        1997       1996
                           ----        ----        ----        ----       ----
                                   (In thousands, except per share data)
Sales                    $ 18,052    $ 30,390    $ 29,435    $ 33,408   $ 29,480
Net Income (Loss)          (1,715)     (2,844)     (1,317)      1,631      1,237
Total Assets               16,077      19,683      24,831      16,156     15,724
Long-Term Debt              2,686         557       3,152         600         67
Per Basic and Diluted
  Common Share*:
     Net Income (Loss)       (.25)       (.41)       (.19)       .24         .18
     Cash Dividends            --         .01         .04        .03         .03

*Per share amounts have been adjusted to reflect annual 10% stock dividends declared in fiscal 1996, 1997 and 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management comments regarding the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included herein. The analysis includes the Company's wholly-owned subsidiaries NMP Corp., TANO Corp. and MC II Electric Company, Inc. Roflan and Peter Gray were completely wound down in fiscal year 2000.

Twelve Months Ended March 31, 2000 and 1999
-------------------------------------------

For the fiscal year ended March 31, 2000, the Company incurred a net loss of $1,715,000, compared to a net loss of $2,844,000 for the fiscal year ended March 31, 1999. The loss per share was $.25, compared to a loss of $.41 per share last year. Consolidated revenues for the fiscal year ended March 31, 2000, decreased 40.6% to $18,052,000, compared to $30,390,000 for last year. This decrease resulted primarily from the cessation of operations of Peter Gray and the reduced sales of MEP-12 and TQG First Article Test units by MC II in fiscal year 2000.

Mobile power system revenues at MC II were $3,228,000, a 74.6% decrease from last year's revenues of $12,729,000. The lower sales volume was due to the shipment of the TQG First Article Test units in the second quarter of fiscal year 1999, while delivery of the initial TQG production units will occur during the second quarter of fiscal year 2001. Also the MEP-12 Contract was completed primarily in fiscal year 1999.

Sales of marine electrical hardware products by NMP were $1,916,000 for the first quarter of fiscal year 2000, the only period with hardware product sales. The sale of the hardware products line was effected July 1, 1999. Peter Gray recorded final sales totaling $327,000 prior to the sale of all of its assets during the first quarter of fiscal year 2000. Marine electrical switchgear sales by NMP were $5,545,000 for fiscal year 2000, compared to $4,229,000 for last year, an increase of $1,316,000, or 31.1%. The sales increase was primarily due to progress on the DDG contract, which was awarded in fiscal year 2000.

Automation and control systems sales by TANO were $7,036,000 for fiscal year 2000, compared to last year's sales of $ 5,798,000, an increase of 21.4%. Delays in receiving the production turn-on for the major WLB seagoing tug contract hampered the previous year's sales, but were not an issue in fiscal year 2000.

Gross profit as a percentage of sales improved to 18.6%, compared to 8.4% in fiscal year 1999. Last year's gross profit margins were impacted by substantial cost overruns incurred to meet shipping dates for the TQG test units. The improvement in gross profit for fiscal year 2000 also resulted from increased backlogs, enabling the Company to better absorb fixed plant overheads. The substantial reduction of write-downs for obsolete or slow-moving inventories also contributed to the higher gross profit.

Operating Expenses were $5,065,000 for fiscal year 2000, compared to $5,354,000 for last year, a 5.4% decrease. The sale of the hardware products line at the end of the first quarter accounted for most of the reduction in operating expenses. Interest expense decreased from $746,000 to $430,000 due to reduced borrowings. The Company realized a net gain of $190,000 on the sale of subsidiary product lines.

The income tax benefit effective rate is 5% compared to 17% for the previous year. The decrease is due to an additional $333,000 valuation allowance on net deferred tax assets resulting from the uncertainty of their realization, as well as revisions to prior year's estimated taxes.

Twelve Months Ended March 31, 1999 and 1998
-------------------------------------------

For the fiscal year ended March 31, 1999, the Company incurred a net loss of $2,844,000, compared to a net loss of $1,317,000 for the fiscal year ended March 31, 1998. The loss per share was $.41 in fiscal year 1999, compared to a loss of $.19 per share for the prior year. Consolidated revenues for fiscal year 1999 increased 3.2%, to $30,390,000, compared to $29,435,000 for the previous year.

Mobile power system revenues at MC II were $12,729,000 in fiscal year 1999, compared to $3,209,000 for the previous year. The previous year's figures included only sales from May 28, 1997, the date of the MC II acquisition. The sales increase was primarily due to high levels of shipments under the MEP-12 contract throughout the year, as well as the shipment of the TQG First Article Test units in the second quarter.

Sales of marine electrical hardware products by NMP and Peter Gray were $7,634,000 in fiscal year 1999, a 20.4% decrease compared to the previous year. The winding down of Peter Gray operations during the fourth quarter was a significant factor in the sales decline.

Marine electrical switchgear sales by NMP were $4,229,000 in fiscal year 1999, a 30.5% decrease compared to the previous year. The lower backlog of major switchgear contracts was the primary factor of the lower sales performance.

Automation and control systems sales by TANO were $5,798,000 in fiscal year 1999, a 24.0% decrease compared to the previous year, and was mainly a result of a delay in receiving the production turn-on for the major WLB seagoing tug contract.

Gross profit as a percentage of sales declined to 8.4% in fiscal year 1999, compared to 16.3% for the previous year. The substantial decline in gross profit was primarily due to continued costs incurred in connection with the first article testing phase of the TQG development contract, lower backlog of electrical switchgear contracts to absorb fixed plant costs, and $960,000 in inventory write-downs for obsolete and slow-moving materials.

Operating expenses were $5,354,000 in fiscal year 1999, a 23.8% decrease compared to the previous year, which included RoxCorp expenses of $782,000 and an impairment loss of $440,000. Interest expense increased 42.4% over the prior year as a result of increased borrowings. The Company recorded an extraordinary gain of $371,000, less taxes of $162,000, in connection with the extinguishment of debt at Peter Gray in 1999.

The income tax benefit effective rate is 17% compared to 35% for the previous year. The decrease is due to a $785,000 valuation allowance on net deferred tax assets being recorded as the realization of the assets is uncertain given the operating results of the Company in fiscal 1999 and 1998.

Liquidity and Capital Resources
-------------------------------

Late in the fourth quarter of fiscal year 2000, MC II was formally given approval by the U.S. Army to begin production of the TQG set. In the first quarter of fiscal year 2001, the Company began to produce the generator sets on a commercial basis and anticipates that revenues for outstanding purchase orders for the TQG sets will be recognized in the second quarter, ending September 30, of fiscal year 2001.

On August 13, 1999, the Company entered into a new Loan Agreement with the Stillwater National Bank and Trust Company of Stillwater, Oklahoma. The Loan Agreement established a $2.0 million revolving credit facility for a period of one year, which expires on August 13, 2000, at which time all of the outstanding principal of the revolving credit facility is to be paid in full by either renewal or repayment. The proceeds under the revolving credit facility are used from time to time to finance working capital needs. Interest on the revolving credit facility is paid monthly.

In addition, the Loan Agreement also established a $2.0 million term loan for a period of five years, which matures on August 13, 2004. The proceeds of the term loan were used to repay in full a previously existing loan with NationsBank, N.A. The term loan has a monthly amortization schedule for the payment of interest and the repayment of principal.

On December 23, 1999, the Company issued 10% Subordinated Convertible Notes (the "Notes") in the face amount of $1.0 million. The Notes bear a fixed 10% rate of interest and are convertible into common stock of the Company at the option of the Note holders or at the option of the Company under certain conditions. The net proceeds of the Notes were used for general cash requirements of the Company.

Throughout the fourth quarter of fiscal year 2000, the Company was allowed, under contract agreement, to invoice the U.S. Army for the receipt of major materials received under the TQG Contract. At the end of the fiscal year, the proceeds of these progress billings and subsequent payments totaled $2.1 million, which was used to finance receipt of major materials under the contract in full.

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

As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole related to changes in general economic conditions in the United States; the availability and cost of capital; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company or its subsidiaries; conditions of the capital markets utilized by the Company to access capital to finance operations; and, to the extent the Company increases its investments and activities abroad, such investments and activities will be subject to foreign economies, laws, and regulations; and (ii) for the Company's defense related businesses, business conditions in the military and commercial industries served by the Company; U.S. government defense budgeting processes; compliance with government contract and inspection programs; and other risk factors listed from time to time in the Company's reports with the Securities and Exchange Commission.

Item 7A.  Market Risk Disclosures

The Company is exposed to the impact of interest rate fluctuations as a result of current borrowings under a line of credit and a term loan with interest rates at prime plus 1% and .5%, respectively. (See Notes 5 and 15 to the Consolidated Financial Statements included elsewhere herein.) The Company has no exposure with foreign currency contracts.

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


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

As of March 31, 2000, the Board of Directors consisted of Ernest H. McKee, Richard E. Minshall, Anthony Pantaleoni, John H. Williams, Sr., and William J. Preston. John P. Gigas serves as Executive Vice President.

                       Executive Officers and Directors

     Name                     Age               Position
     ----                     ---               --------

Ernest H. McKee               62        President, Chief Executive
                                             Officer, and Chairman
                                             of the Board

John P. Gigas                 55        Executive Vice President, Chief
                                             Operating Officer,
                                             Chief Financial Officer
                                             and  Secretary-Treasurer

Richard E. Minshall           62        Director

Anthony Pantaleoni            61        Director

John H. Williams, Sr.         82        Director

William J. Preston            65        Director

Ernest H. McKee has served as President, Chief Executive Officer, and Chairman of the Board of Directors of Westwood Corporation since 1988.

John P. Gigas has served as Executive Vice President and Chief Operating Officer of Westwood Corporation since October 27, 1999. On March 31, 2000, Mr. Gigas also assumed the duties of Secretary-Treasurer and Chief Financial Officer. Mr. Gigas co-founded Reatta Textile Company and prior to that was the Senior Vice President and Chief Financial Officer of the John Zink Company, now owned by Koch Industries, Inc., of Wichita, Kansas. Mr. Gigas received his MBA with emphasis in international finance/economics from the University of Tulsa in 1982.

Richard E. Minshall has served as a Director of Westwood Corporation since 1988. Mr. Minshall is President and Chairman of the Board of Directors of Capital Advisors, Inc., of Tulsa, Oklahoma. Mr. Minshall is a Director of American Gilsonite and First National Bank & Trust Company of Broken Arrow. Mr. Minshall is a member of the Oklahoma Society of Financial Analysts and the Oklahoma Bar Association.

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

William J. Preston has served on the Board of Directors since October 1999. Since 1978, Mr. Preston has been a principal and one of the founding partners of Preston Exploration, L.L.C., a privately owned oil and gas exploration and production company located in The Woodlands, Texas. In 1978, Mr. Preston retired from the active practice of medicine after twelve years of practice in Tulsa, Oklahoma, in the field of otolaryngology. Mr. Preston received an undergraduate degree in engineering from the University of Tulsa, and subsequently graduated from the University of Oklahoma Medical School.

During the fiscal year ended March 31, 2000, the Board of Directors held four meetings. Each Director attended all meetings in person or by teleconference. In March, 1998, the Board of

Directors created an Audit Committee composed of Richard E. Minshall, Anthony Pantaleoni and John H. Williams, Sr. Other than the Audit Committee, the Board of Directors presently has no other standing committees.

Item 11. Executive Compensation

The following Tables I through III present information concerning the cash compensation and stock options provided to Messrs. McKee and Gigas. The notes to these tables provide more specific information regarding compensation as of March 31, 2000, except for Paul R. Carolus the former Secretary-Treasurer and Chief Financial Officer who retired on March 31, 2000. Ernest H. McKee and John
P. Gigas are the only Executive Officers of the Company. No other persons are considered to be Executive Officers or received compensation in excess of $100,000 for the fiscal year ended March 31, 2000.

                                    Table I

                          Summary Compensation Table

                                                                                          Long-Term
                                                 Annual Compensation(a)                  Compensation
                                       ----------------------------------------     --------------------------
                                                                        Other
                                                                       Annual       Securities       All Other
Name and                  Fiscal                                       Compen-      Underlying       Compen-
Principal Position         Year        Salary        Bonus            sation(b)        Options       sation(c)
--------------------- ------------ -------------- -------------- --------------- ---------------- ------------
Ernest H. McKee           2000         $225,000     $     --               --               --       $  6,750
 Chief Executive          1999          225,000           --               --               --          5,606
 Officer                  1998          150,000       75,000               --               --          4,500

John P. Gigas             2000         $ 86,000     $     --               --               --       $    860
 Chief Operating
 Officer(d)

        (a)    Amounts shown include cash compensation earned by Executive
Officers.

        (b) The value of other benefits to any Officer during fiscal year 2000 did not exceed the lesser of $50,000 or 10% of the Executive Officer's total annual salary and bonus or fall within any other category requiring inclusion.

        (c) Amounts contributed to the Company's 401K Plan on behalf of the named Executive Officer.

        (d) Represents compensation commencing October, 1999. Mr. Gigas' employment contract commenced October 27, 1999, for a two year term. Salary compensation for Mr. Gigas is $172,000 per annum, payable in equal monthly installments. Prior to his employment as Executive Vice President and Chief Operating Officer, Mr. Gigas provided certain consulting services and received $8,333 during September, 1999, pursuant to the terms of his consulting agreement with the Company.

                                   Table II

                       Option Grants in Last Fiscal Year

The only option grant to an Executive Officer was made on October 27, 1999, as part of the initial employment contract of Mr. John P. Gigas, the Company's Executive Vice President. Mr. Gigas' stock option provides him with the opportunity to purchase up to 120,000 shares of the common stock of the Company at an exercise price of $1.00 per share. The stock Option granted to Mr. Gigas vests at the rate of 30,000 shares at the end of each calendar quarter commencing December 31, 1999, and is exercisable through October 27, 2004. Accordingly, Mr. Gigas now has exercisable Options for 60,000 shares of the Company's common stock.

                                   Table III

                          Aggregated Option Exercises
                            in Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                                    Number of            Value of Unexercised
                                                               Unexercised Options       In-the-Money Options
                                                                at March 31, 2000          at March 31, 2000
                                                            ------------------------    -----------------------

                         Acquired on          Value          Exer-         Unexer-      Exer-           Unexer-
     Name                  Exercise         Realized        cisable        cisable      cisable         cisable
     ----                -----------        --------        --------       -------      -------         -------
Ernest H. McKee                   0             $0          116,830(a)     24,200(a)        $0              $0
John P. Gigas                     0             $0           60,000(b)     60,000(b)        $0              $0

     (a) Represents grants of options to acquire 16,105 shares of the Company's common stock annually on March 20, 1992, through 1996, pursuant to the 1992 Directors' Stock Option Plan, as amended on October 27, 1999 (the "Directors' Plan"). The shares issued under these Options have been automatically adjusted for the 10% stock dividends occurring annually from calendar 1993 through 1997. The exercise prices of the 1992, 1993, 1994, 1995 and 1996 option grants were $3.00, $3.125, $3.50, $2.25 and $1.75, per share, respectively, which were the NASDAQ closing prices on the date of the grants ($1.86, $1.95, $2.39, $1.69, and $1.45 per share, respectively, after automatic adjustment for the 10% stock dividends occurring annually from calendar 1993 through 1997).

The Options became exercisable six (6) months after the date of the grants, and expire ten (10) years from the date of grant.

     On September 3, 1996, an additional one-time grant of an option to acquire 60,500 shares (as adjusted for the 10% stock dividends occurring on December 22, 1996, and 1997) was made pursuant to the Directors' Plan. The exercise price of this option grant was $2.125 per share ($1.75 after automatic adjustment for the 10% stock dividends in calendar 1996 and 1997), which was the NASDAQ closing price on September 3, 1996. This option vests at the rate of 20% (12,100 shares) per year on September 3, 1997, through 2001, and each 20% increment is exercisable for a period of ten (10) years commencing on the vesting date.

     (b) Mr. Gigas' option was granted pursuant to his employment contract, and was not issued through any of the Company's option plans. Mr. Gigas was issued an option to purchase up to 120,000 shares of the common stock of the Company at an exercise price of $1.00 per share. The option granted to Mr. Gigas vests at the rate of 30,000 shares at the end of each calendar quarter commencing December 31, 1999, and is exercisable through October 27, 2004. Accordingly, Mr. Gigas now holds exercisable options for 60,000 shares as of March 31, 2000, with the remaining 60,000 shares exercisable after September 30, 2000.

The Company maintains 401K Plans which were effective January 1, 1989, and are available for participation by all employees without minimum age or service requirements. Each participating employee can defer up to 17% of his annual compensation to a specified limit. The Company matches 100% of the employee's deferrals, with such matching contributions not to exceed 3% of the employee's annual compensation. The Company's total contributions to the Plan for fiscal year 2000 were $138,292.

Directors' fees are payable to each outside Director for attendance at all regular and special board meetings for the Company. Richard E. Minshall, Anthony Pantaleoni and John H. Williams, Sr., the Company's outside Directors, have each been paid the sum of $6,000 for attendance at board meetings during fiscal year 2000, and Mr. Preston received $1,500 for the one meeting he attended after his appointment. Mr. McKee, although a Director, was not paid a Director's fee. Compensation of $1,500 per meeting to the outside Directors was originally initiated as part of the Company's acquisition of NMP in March of 1988, and has continued thereafter to provide some compensation for the efforts and time expended by the Directors. While there are only four to six scheduled meetings of the Board of Directors in Tulsa, Oklahoma, on a yearly basis, there is substantial communications by and between the Directors throughout the course of the year which are not compensated in any way.

                            Stock Performance Graph

The following graph compares the Company's five-year cumulative total return to the NASDAQ U.S. Stock Index and the S&P Electronic Defense Index over a period beginning on March 31, 1995, and ending on March 31, 2000. The total stockholder return assumes $100 invested on March 31, 1995, in the Company and each of the Indexes shown. It also assumes reinvestment of all dividends.

The Company is in a unique industry and has few competitors manufacturing electrical generation and control equipment, primarily for military application, switching panel boards, switchboards, and electronic components. The Company's primary competitors are not publicly traded on any U.S. Stock Market and therefore, no financial data is obtainable for comparative purposes.

With the acquisition of E. Systems, Inc., in mid-1995 and Loral Corp. in January of 1996, the S&P Electronic Defense Index is now composed solely of one company, PerkinElmer, Inc. The public acquisitions of E. Systems, Inc. and Loral Corp., at substantial premiums over the then trading prices of these companies has, in the Company's opinion, resulted in a substantial inflation of the performance of the S&P Electronic Defense Index for the period March 31, 1995, through March 31, 2000. Moreover, since the Defense Index contains only one company, it is not actually representative of an industry group or segment. The Company has explored other possible indexes for purposes of future reporting, but does not believe that any existing industry segment index provides meaningful comparisons as of this date.

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

                                   Table IV

               Comparison of Five-Year Cumulative Total Return*
              Among Westwood Corporation, NASDAQ U.S. Stock Index
                      and S&P Electronic Defense Index**

                                   [CHART]


                       ------------------------------------
                        ----  Westwood Corporation
                        ___ _ NASDAQ U.S. Stock Index
                        ..... S&P Electronic Defense Index
                       ------------------------------------

                   Tabular Description of Performance Graph

  Measurement Period          Westwood             NASDAQ             S&P Electronic
(Fiscal Year Covered)        Corporation       U.S. Stock Index       Defense Index
---------------------        -----------       ----------------       -------------
March 31, 1995                 $  100               $   100              $   100
FYE 03/31/96                      104.88                134.77               235.25
FYE 03/31/97                       94.42                149.12               233.11
FYE 03/31/98                       97.45                225.15               333.32
FYE 03/31/99                       37.86                303.05               308.76
FYE 03/31/00                       41.30                564.40               790.14

_____________

Assumes $100 invested on March 31, 1995, in Westwood common stock, NASDAQ U.S. Stock Index and S&P Electronic Defense Index.

*    Total Returns assumes reinvestment of dividends.
**   Fiscal Year ended March 31, 2000.

                              Compensation Report

The Board of Directors is responsible for setting the policies that govern the Company's compensation programs, administering the Company's stock option plans and establishing the cash compensation of Executive Officers. Due to its small size, the Board has determined that a Compensation Committee is not needed and all matters of compensation for Executive Officers is determined by the Board as a whole. Generally, compensation matters are considered by the Board in March of each year when sufficient financial information is available for the Board to review projected year-end results.

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

The Board has no quantifiable compensation formulas or policies based on the six factors set forth above. For example, the annual salaries of Mr. McKee and the former Chief Financial Officer were increased only once during the period from fiscal year 1988 through fiscal year 1994, even though the Company's net worth and earnings per share continued to grow annually during that period. The salary of Mr. McKee has remained the same for four of the last five fiscal years of the Company. The bonus compensation to Mr. McKee for fiscal 1998 was reduced from fiscal year 1997 in recognition of decreased net earnings and in recognition of the tightening economic conditions in the defense industry. No bonus was paid for fiscal years 1999 and 2000. The amount of the reduction in bonus compensation was not based on a formula, nor was it based on an equivalent percentage determined by the losses in fiscal years 2000 and 1999 as compared to prior fiscal years.

The decrease in bonus is not intended to reflect negatively on the performance of the Company's Executive Officers. Since approximately 1992, general economic conditions of corporations in the Tulsa, Oklahoma, area as well as other corporations in the defense industry generally, indicated that the salary structures of the Company's Executive Officers were low. The level of bonus compensation was based in part on an effort to maintain the overall compensation packages of its Executive Officers in a competitive position with equivalent companies. However, rather than continue this practice, the Board of Directors determined in 1998 to raise the base salary compensation of Mr. McKee and accordingly reduce bonus compensation.

Mr. McKee's employment contract, as amended effective March 31, 1997, increased his annual salary from $150,000 to $225,000. The Board of Directors believes the current salary structure is competitive with equivalent corporations in the same or similar business sectors as the Company and is particularly appropriate given the efforts of Mr. McKee in the transition of the Company from a primarily engineered switchgear company to electrical generation and control products.

Mr. McKee, as a Director of the Company, also participates in options granted pursuant to the Directors' Plan, along with each of the other four Directors. However, as set forth in Tables II and III hereof, participation in the Directors' Plan cannot be said to provide an adequate incentive or award for the services of the Company's Executive Officers.

The salary of Mr. Gigas will be determined for a two year period by the employment agreement entered into between Mr. Gigas and the Company on October 27, 1999 at the rate of $172,000 per annum, payable in equal monthly installments. The Company believes that Mr. Gigas' salary is commensurate with his experience and duties assumed with the Company.

The Directors' Plan, as adopted by the Stockholders of the Company in 1992, and as amended in 1993, provided for the annual issuance of options to acquire 16,105 shares (as adjusted for the annual dividends occurring from calendar 1993, through 1997) of the Company's common stock to Directors of the Company for a five-year period at an exercise price equal to the reported closing price of NASDAQ on the date of each grant. In 1996, the Directors' Plan was amended to provide for the one-time grant of an option to acquire 60,500 shares (as adjusted for the 10% stock dividend occurring in calendar 1996, and 1997) of the Company's common stock at an exercise price equal to the reported closing price of NASDAQ on September 3, 1996. The Option vests 20% of the 60,500 shares annually on September 3, 1997, through 2001. The Directors' Plan is automatic in that the amount of the grants and the computation of the exercise price are fixed by the Directors' Plan, as previously adopted by the Stockholders, and no action by the Board of Directors is required to perfect the award. It was originally designed as an incentive to maintain appropriate members on the Board, and to induce others to become members of the Board, should that be in the best interest of the Company's Stockholders.

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

The Incentive Stock Option Plan originally provided that 300,000 shares of common stock were reserved for issuance upon exercise of options to be granted under the Incentive Stock Option Plan. The Incentive Stock Option Plan was automatically adjusted as a result of the 10% stock dividends occurring annually from calendar 1993 through 1997. A total of 483,153 shares are now reserved for issuance under its terms. The Incentive Stock Option Plan is administered by the Board of Directors, which determines who shall receive options, the number of shares of common stock that may be purchased under options, the time and manner of exercise of options and option prices. The term of options granted under the Incentive Stock Option Plan may not exceed ten years (five years in the case of an incentive stock option granted to an optionee owning more than 10% of the voting stock of the Company (a "10% Holder")). The price for incentive stock options shall not be less than 100% of the "fair market value" of the shares of common stock at the time the option is granted; provided, however, that with respect to an incentive stock option, in the case of a 10% Holder, the purchase price per share shall be at least 110% of such fair market value. The price for non-qualified options shall not be less than 75% of the "fair market value" of the shares of common stock at the time the option is granted. The aggregate fair market value of the shares of common stock as to which an optionee may exercise incentive stock options may not exceed $100,000 in any calendar year. Payment for shares of common stock purchased upon exercise of options is to be made in cash, check or other instrument, but in the discretion of the Board of Directors, may be made by delivery of other shares of common stock of the Company.

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

Options granted to employees on November 17, 1994, were exercisable for a period of five (5) years and have now expired without exercise. There have been no additional issuances of options under the Incentive Stock Option Plan since November 17, 1994.

Directors' Stock Option Plan

On March 20, 1992, the Board of Directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan") which was approved by Stockholders of the Company at the Annual Meeting held September 24, 1992. The Directors' Plan originally provided for the issuance of up to 100,000 shares of common stock. An additional 100,000 shares were authorized for issuance under the Directors' Plan by the Stockholders on October 28, 1993. On March 20, 1996, grants of options to acquire 16,105 shares of the Company's common stock were issued to each of the Directors of the Company pursuant to the terms of the Directors' Plan, which represented the final options reserved under the October 28, 1993, authorization.

In 1996, the Directors' Plan was amended (the "1996 Amendment"), as approved by the Stockholders of the Company at the Annual Meeting, to provide each Director who had served for five (5) years the one-time grant of an option to acquire 60,500 shares (as adjusted for the annual 10% stock dividend occurring in calendar 1996 and 1997) of the Company's common stock at $2.125 per share ($1.75 per share as adjusted for the annual 10% stock dividend occurring in calendar 1996 and 1997). The 1996 Amendment imposed a vesting schedule which vests 20% of the 60,500 shares on each of September 3, 1997, through 2001. Additionally, the 1996 Amendment increased the term of the Options granted pursuant to the Directors' Plan to ten (10) years from the grant date of each Option and increased the number of shares available under the Directors' Plan by an additional 200,000 shares, from 266,200 to 466,200.

The Directors' Plan has been automatically adjusted for the annual 10% stock dividends occurring from calendar 1993 through 1997. The Directors' Plan was also increased as a result of amendments approved by the Stockholders at the 1997 and 1999 Annual Meetings of Stockholders ("Amendments") for the additional authorization of options representing 55,000 shares of the Company's common stock to John H. Williams, Sr., and 50,000 shares to William J. Preston, upon their appointment to the Board of Directors. As a result of the Amendments and the 10% stock dividend occurring in calendar 1997 a total of 669,120 shares are now reserved for issuance under its terms.

The options granted under the Directors' Plan from calendar 1992 through 1996, are exercisable six months after the grant date, and expire ten years after the grant date. The options granted on September 3, 1996, vest at the rate of 20% (12,100 shares) per year, and each vested 20% increment is exercisable for a period of ten years, commencing on the vesting date. In the case of a Director's death or permanent disability, the options immediately vest and are exercisable for a period of one year thereafter and then terminate. If a Director's membership on the Board of Directors terminates for any reason, any option held on such date may be exercised for a period of one year after the date of termination, unless the option terminates sooner by its terms.

The Directors' Plan was originally adopted to provide additional incentive to Directors of the Company, the benefits of which would be tied directly to stock performance of the Company. Moreover, it was hoped that the Directors' Plan could partially compensate the four outside Directors, Messrs. Minshall, Pantaleoni, Williams and Preston, for the considerable amount of consulting and communication time spent by them outside of Board meetings. While compensated at the rate of $1,500 per Board meeting, this compensation only applies when they actually participate in a Board meeting. They are not otherwise compensated for their additional efforts during the year.

When the Directors' Plan was originally instituted in 1992, the average trading price for common stock of the Company was approximately $3.00 per share and it was hoped that the price per share of the common stock would grow by approximately 10% per year, which would result in a potential gain to each Director of approximately $3,000 on an annual basis. However, as of the date hereof, none of the Options issued to Directors over the last nine years have resulted in any gain and none have been exercised.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the ownership of the Company's common stock by (i) each beneficial owner of more than 5% of the outstanding common stock, (ii) each Director, (iii) the Chief Executive Officer and the Chief Operating Officer, and (iv) the Executive Officers and Directors as a group. The information is given as of March 31, 2000, except as noted. Unless otherwise indicated, each of the Stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                Number of Shares

------------------------------------------------------------------------------------------------------------------------
          Name of Owner or                                10% Con-                            Common         Percent
          Identity of Group               Options      vertible Subor-     Warrants(a)       Stock(b)        of Out-
                                                      dinated Notes(a)                                     standing(b)
------------------------------------------------------------------------------------------------------------------------
Ernest H. McKee
2902 E. 74th Street                     141,030(c)         190,000           95,000         1,377,040          20%
Tulsa, Oklahoma 74136
------------------------------------------------------------------------------------------------------------------------
John P. Gigas
5423 East 106th Street                  120,000(d)          ----              ----             ----            ----
Tulsa, Oklahoma 74137
------------------------------------------------------------------------------------------------------------------------
William J. Preston
1717 Woodstead Court                     50,000(e)         190,000           95,000          770,558          11.2%
The Woodlands, Texas 77380
------------------------------------------------------------------------------------------------------------------------
Richard E. Minshall
320 South Boston Avenue                 141,030(c)       190,000(f)         95,000(f)       318,356(g)         4.6%
Suite 1300
Tulsa, Oklahoma 74103
------------------------------------------------------------------------------------------------------------------------
Anthony Pantaleoni
666 Fifth Avenue                        141,030(c)       165,000(h)         82,500(h)       196,938(i)         2.9%
New York, New York 10103
------------------------------------------------------------------------------------------------------------------------
John H. Williams, Sr.
1800 South Baltimore Ave.                55,000(j)         90,000            45,000           17,000           .3%
Tenth Floor
Tulsa, Oklahoma 74119
------------------------------------------------------------------------------------------------------------------------
Paul R. Carolus
8511 South Canton Avenue                116,830(k)          ----              ----           380,621           5.5%
Tulsa, Oklahoma 74137
------------------------------------------------------------------------------------------------------------------------
Robert E. Lorton
1440 South Owasso Avenue                   ----             ----              ----           348,491           5.1%
Tulsa, Oklahoma 74120-5609
------------------------------------------------------------------------------------------------------------------------
All Executive Officers
and Directors as a Group                  648,080          825,000           412,500        2,679,892         38.9%
(6 persons)
------------------------------------------------------------------------------------------------------------------------

     (a) On December 23, 1999, the Company issued 10% Subordinated Convertible Notes in the face amount of $1,000,000. The shares set forth in this column are included within Units of the Company purchased for $10,000 per Unit. Each Unit consists of a 10% Convertible

Subordinated Note in the amount of $10,000, convertible into 10,000 shares of common stock, and one warrant to purchase 5,000 shares of common stock at an exercise price of $1.00 per share. The maturity date for each 10% Convertible Subordinated Note, and the expiration date of each warrant, is December 23, 2004. The 10% Subordinated Convertible Notes are callable by the Company, under certain conditions, at the Company's option after December 15, 2001, upon thirty
(30) days' notice, in the event the Company's common stock closing price is in excess of $2.50 per share for thirty (30) consecutive days within sixty (60) days of notice of redemption.

     (b) Does not include shares under the 10% Convertible Subordinated Notes, warrants or unexercised Options.

     (c) Under the Directors' Plan, Messrs. McKee, Minshall and Pantaleoni have received Options to acquire a total of 141,030 shares of the Company's common stock. As of March 31, 2000, each of these Directors are vested in, and hold exercisable Options to acquire 116,830 shares. Options to acquire the balance of 24,200 shares will vest and become exercisable for 12,100 shares on each of September 3, 2000 and 2001.

     (d) Pursuant to his employment agreement, Mr. Gigas received an Option to acquire a total of 120,000 shares of the Company's common stock. As of March 31, 2000, Mr. Gigas is vested in, and holds exercisable Options to acquire 60,000 shares. Options to acquire the balance of 60,000 shares will vest and become exercisable for 30,000 shares on each of June 30, 2000, and September 30, 2000.

     (e) Pursuant to the Directors' Plan, Mr. Preston received an Option to acquire a total of 50,000 shares of the Company's common stock. This Option vests in 20% increments (10,000 shares) on each October 27, 2000 through 2004.

     (f) The shares represented include 19 Units held by Capital Advisors, Inc., of which Mr. Minshall is the Chief Executive Officer and controlling shareholder. (See note (a) above.)

     (g) Includes 129,967 shares of common stock owned beneficially by Mr. Minshall individually; 5,371 shares owned beneficially by Mr. Minshall's wife; 181,934 shares held beneficially by Capital Advisors, Inc., and 1,084 shares owned by Minshall & Company, Inc. Mr. Minshall is the Chief Executive Officer and controlling shareholder of Capital Advisors, Inc., and Minshall & Company, Inc. The shares represented do not include 74,855 shares owned by a revocable trust for the benefit of Mr. Minshall's mother, of which Mr. Minshall is Trustee. Mr. Minshall does not claim any beneficial ownership in the shares held by the trust.

     (h) The shares represented include 5 Units owned beneficially by Mr. Pantaleoni; 4 Units owned by the Anthony Pantaleoni Trust, of which he is a trustee and a beneficiary; 2.5 Units which are owned by a trust of which Mr. Pantaleoni is trustee; and 5 Units which are owned by Mr. Pantaleoni's wife as to which he disclaims beneficial ownership. (See note (a) above.)

     (i) Includes 56,705 shares of common stock owned beneficially by Mr. Pantaleoni; 60,000 shares held by a trust of which Mr. Pantaleoni is a trustee and a beneficiary; 40,233 shares owned by Mr. Pantaleoni's wife, as to which he disclaims beneficial ownership; and 40,000 shares held by trusts of which Mr. Pantaleoni is a trustee, and as to which he disclaims beneficial ownership.

     (j) Pursuant to the Directors' Plan, Mr. Williams received an Option to acquire a total of 55,000 shares (as adjusted for the 10% stock dividend occurring on December 22, 1997) of the Company's common stock. As of March 31, 2000, Mr. Williams is vested in, and holds exercisable Options to acquire 22,000 shares. Options to acquire the balance of 33,000 shares will vest and become exercisable for 11,000 shares on each of June 6, 2000, through 2002.

     (k) Pursuant to the Directors' Plan, Mr. Carolus received Options to acquire a total of 141,030 shares of the Company's common stock. As of his retirement from the Company on March 31, 2000, Mr. Carolus is vested in, and holds exercisable Options to acquire 116,830 shares. These Options will expire on March 31, 2001, in accordance with their terms. Options to acquire the balance of 24,200 shares automatically terminated on March 31, 2000, pursuant to the Directors' Plan.

Item 13.  Certain Relationships and Related Transactions

Mr. McKee was employed pursuant to a written employment contract with the Company through March 2000. This contract, as amended effective March 31, 1997, provided for a base salary of $225,000 and bonus provisions subject to the discretion of the Board of Directors. The contract provided for other benefits, including a Company-owned automobile, club memberships, and reimbursement of business expenses. Mr. McKee is continuing his employment as President on the same terms as contained in the former written agreement. There are currently no plans by the Company or Mr. McKee to formalize Mr. McKee's current employment terms into a written agreement.

Mr. Paul R. Carolus, the Company's former Chief Financial Officer, Secretary, Treasurer and a Director from March 1988, retired on March 31, 2000, and resigned all positions with the Company on that date. Through the fiscal year ending March 31, 2000, Mr. Carolus received a salary of $130,000 as set forth in his written employment agreement, which expired on March 31, 2000.

Minshall & Company, Inc., provides services to the Company in regard to public news releases and public relations matters. A fee of $1,500 per month is paid to Minshall & Company, Inc., for these services. For the fiscal year ended March 31, 2000, the total sum of $18,000 was paid to Minshall & Company, Inc., in connection with these services.

In conjunction with the sale of RoxCorp. to Roxtec in September 1997, NMP entered into an Administrative Services Agreement with RoxCorp. to provide certain administrative services and facilities on a month-to-month basis, including office and warehouse space and telephone service.

The services provided, and the consideration to be received, were essentially identical to those previously provided based on the then inter-corporate expense allocation determined by NMP and RoxCorp. During the fiscal year ended March 31, 2000, NMP received the sum of $39,785 from RoxCorp. pursuant to the Administrative Services Agreement. During the fiscal year ended March 31, 2000, NMP also sold spare parts, supplies, and fabrication services to RoxCorp. for which NMP received the sum of $256,495.

Matthew E. McKee, a son of Ernest H. McKee, serves as a Production Manager of NMP. For the Company's fiscal year ending March 31, 2000, Matthew E. McKee received salary of $61,363 and bonus compensation of $8,000. Matthew E. McKee's current salary is $68,096 per year. Mr. McKee obtained a B.B.A. degree from the University of Texas, College of Business in 1992 and has been employed in various management capacities at NMP Corp. since 1992.


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

     10.12 TANO Corp. Asset Purchase Agreement (Reported on Form 8-K, filed June 5, 1997)

     10.13  MC II Stock Purchase Agreement (Reported on Form 8-K, filed June 12,
            1997)

     10.14  Roxtec Purchase Agreement (Reported on Form 8-K, filed September 30,
            1997)

     22.1   Articles of Incorporation of NMP Corp.

     22.2   Bylaws of NMP Corp.

     ----------------------------
     * Exhibits listed above filed with prior reports by the Company.

27. Financial Data Schedule

(b)  Reports on Form 8-K

     No filings on Form 8-K were made during the last quarter of the fiscal year ending March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WESTWOOD CORPORATION


By:    /s/ Ernest H. McKee                   By:   /s/ Richard E. Minshall
    ---------------------------------           ---------------------------
         Ernest H. McKee                            Richard E. Minshall
         President and Director                     Director


By:    /s/ John P. Gigas                     By:   /s/ Anthony Pantaleoni
    ----------------------------------          --------------------------------
         John P. Gigas                              Anthony Pantaleoni
         Secretary/Treasurer and                    Director
           Chief Financial Officer


By:    /s/ John H. Williams                  By:   /s/ William J.  Preston
    ---------------------------------           --------------------------------
         John H. Williams                           William J. Preston
         Director                                   Director



DATE: July 7, 2000

                             Westwood Corporation

            Index to Consolidated Financial Statements and Schedule

                                                                                                      Page
                                                                                                      ----
Covered by Report of Independent Auditors

    Report of Independent Auditors.....................................................................F-2
    Consolidated Balance Sheets as of March 31,
       2000 and 1999...................................................................................F-3
    Consolidated Statements of Operations for the
       years ended March 31, 2000, 1999 and
       1998............................................................................................F-5
    Consolidated Statements of Stockholders' Equity
       for the years ended March 31, 2000, 1999 and
       1998............................................................................................F-6
    Consolidated Statements of Cash Flows for the
       years ended March 31, 2000, 1999 and 1998.......................................................F-7
    Notes to Consolidated Financial Statements for the
       years ended March 31, 2000, 1999 and 1998.......................................................F-9
    Schedule for the years ended March 31, 2000, 1999 and 1998:
       II  -  Valuation and Qualifying Accounts.......................................................F-28
Not Covered by Report of Independent Auditors:
    Selected Quarterly Financial Information (unaudited)..............................................F-29

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

[LETTERHEAD OF ERNST & YOUNG]

                        Report of Independent Auditors

The Board of Directors
Westwood Corporation

We have audited the accompanying consolidated balance sheets of Westwood Corporation as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westwood Corporation at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/  Ernst & Young LLP


Tulsa, Oklahoma
June 2, 2000

                             Westwood Corporation

                          Consolidated Balance Sheets


                                                                                    March 31
                                                                                2000          1999
                                                                       ------------------------------------
                                                                                (In Thousands)
Assets
Current assets:
    Cash and cash equivalents                                               $     293         $  1,283
    Accounts receivable (including retainage receivable
       of $69 in 2000 and $16 in 1999),
       net of allowance for doubtful accounts of
       $35 in 2000 and $126 in 1999                                             2,522            3,696
    Income tax receivable                                                           -              789
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                                        2,156            2,198
    Inventories, primarily raw materials
       and purchased parts                                                      3,470            2,648
    Prepaid expenses                                                               67               40
    Note receivable                                                               227                -
    Assets held for sale                                                            -              402
                                                                       ------------------------------------
Total current assets                                                            8,735           11,056
Plant and equipment, at cost:
    Leasehold improvements                                                        251              310
    Machinery and equipment                                                     4,557            4,275
    Patterns and tools                                                            100              195
                                                                       ------------------------------------
                                                                                4,908            4,780
    Accumulated depreciation                                                   (3,069)          (2,937)
                                                                       ------------------------------------
                                                                                1,839            1,843
Note receivable                                                                   441                -
Loan origination costs (net of accumulated
    amortization costs of $3 in 2000)                                              57                -
Goodwill (net of accumulated amortization of
    $1,242 in 2000 and $858 in 1999)                                            4,735            6,250
Long-term accounts receivable, retainage                                          270              534
                                                                       ------------------------------------
Total assets                                                                  $16,077          $19,683
                                                                       ====================================

                                                                                    March 31
                                                                             2000              1999
                                                                       ------------------------------------
                                                                                 (In Thousands,
                                                                            except for share amounts)

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                         $  4,301         $  2,397
    Accrued liabilities                                                         1,371            1,489
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                        1,201              501
    Current portion of long-term debt                                           1,158            7,569
                                                                       ------------------------------------
Total current liabilities                                                       8,031           11,956






Long-term debt                                                                  2,686              557





Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
       $.001 par value, no shares issued or
       outstanding                                                                  -                -
    Common stock, 20,000,000 shares authorized,
       $.003 par value, 6,891,647 shares issued
       and outstanding                                                             21               21
    Capital in excess of par value                                              5,978            5,978
    Retained earnings (accumulated deficit)                                      (544)           1,171
    Treasury stock, 127,000 shares at cost                                        (95)               -
                                                                       ------------------------------------
Total stockholders' equity                                                      5,360            7,170
                                                                       ------------------------------------
Total liabilities and stockholders' equity                                    $16,077          $19,683
                                                                       ====================================

See accompanying notes.

                             Westwood Corporation

                     Consolidated Statements of Operations


                                                                      Year ended March 31
                                                            2000             1999              1998
                                                     ------------------------------------------------------
                                                           (In Thousands, except earnings per share)
Sales                                                       $18,052          $ 30,390          $29,435
Cost of sales                                                14,699            27,838           24,640
                                                     ------------------------------------------------------
Gross profit                                                  3,353             2,552            4,795

Operating expenses:
    Marketing and selling expenses                              804             1,233            2,269
    General and administrative expenses                       4,261             4,121            4,318
    Impairment loss                                               -                 -              440
                                                     ------------------------------------------------------
                                                              5,065             5,354            7,027
                                                     ------------------------------------------------------
Operating loss                                               (1,712)           (2,802)          (2,232)

Other income (expense):
    Interest expense                                           (430)             (746)            (524)
    Gain on sale of subsidiary/product lines                    190                 -              797
    Other                                                       147              (135)             (73)
                                                     ------------------------------------------------------
                                                                (93)             (881)             200
                                                     ------------------------------------------------------
Loss before extraordinary
    gain and income taxes                                    (1,805)           (3,683)          (2,032)

Benefit for income taxes                                        (90)             (630)            (715)
                                                     ------------------------------------------------------
Loss before extraordinary gain                               (1,715)           (3,053)         $(1,317)

Extraordinary gain                                                -               209                -
                                                     ------------------------------------------------------
Net loss                                                    $(1,715)         $ (2,844)         $(1,317)
                                                     ======================================================

Basic and diluted loss per share:
    Loss before extraordinary gain                          $  (.25)         $   (.44)         $  (.19)
    Extraordinary gain                                            -               .03                -
                                                     ------------------------------------------------------
    Net loss                                                $  (.25)         $   (.41)         $  (.19)
                                                     ======================================================

See accompanying notes.

                             Westwood Corporation

                Consolidated Statements of Stockholders' Equity


                                                                            Retained
                                                            Capital in      Earnings
                                 Preferred      Common      Excess of     (Accumulated     Treasury
                                   Stock        Stock       Par Value       Deficit)         Stock        Total
                               --------------------------------------------------------------------------------------
                                                                  (In Thousands)
Balance at March 31, 1997      $       -          $18          $4,627        $6,830            $   -        $11,475
   Net loss                            -                                     (1,317)               -         (1,317)
   Stock issuance                      -            1             179             -                -            180
   Cash dividends paid
     ($.04 per share)                  -            -               -          (255)               -           (255)
   Stock dividend                      -            2           1,172        (1,174)               -              -
                               --------------------------------------------------------------------------------------
Balance at March 31, 1998              -           21           5,978         4,084                -         10,083
   Net loss                            -            -               -        (2,844)               -         (2,844)
   Cash dividends paid
     ($.01 per share)                  -            -               -           (69)               -            (69)
                               --------------------------------------------------------------------------------------
Balance at March 31, 1999              -           21           5,978         1,171                -          7,170
   Net loss                            -            -               -        (1,715)               -         (1,715)
   Purchase of 127,000
     shares of common
     stock                             -            -               -             -              (95)           (95)
                               --------------------------------------------------------------------------------------
Balance at March 31, 2000      $       -          $21          $5,978       $  (544)           $ (95)       $ 5,360
                               ======================================================================================

See accompanying notes.

                             Westwood Corporation

                     Consolidated Statements of Cash Flows


                                                                        Year ended March 31
                                                                2000            1999            1998
                                                          -------------------------------------------------
                                                                           (In Thousands)
Operating activities
Net loss                                                         $(1,715)        $(2,844)        $(1,317)
Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                                 933           1,372           1,448
       Extraordinary gain                                              -            (209)              -
       Non-cash interest expense                                      30             113               -
       Non-cash interest income                                      (37)              -               -
       Impairment loss                                                 -               -             440
       Gain on sale of subsidiary/product lines                     (190)              -            (797)
       Loss on asset disposals                                        61             372              32
       Deferred income taxes                                           -             336            (133)
       Cash flows impacted by changes in:
          Accounts receivable                                      1,174             694             356
          Costs and estimated earnings
              in excess of billings on
              uncompleted contracts                                   42           2,442          (2,837)
          Inventories                                             (2,737)            979             818
          Prepaid expenses                                           (27)             90             102
          Long-term accounts receivable,
              retainage                                              264             283             171
          Accounts payable                                         1,904          (1,573)          2,491
          Accrued liabilities and rent                              (148)           (231)            192
          Billings in excess of costs and
              estimated earnings on
              uncompleted contracts                                  700            (354)         (3,156)
          Income taxes receivable                                    789            (449)         (1,057)
                                                          -------------------------------------------------
Net cash provided by (used in)
    operating activities                                           1,043           1,021          (3,247)

                             Westwood Corporation

                                                                      Year ended March 31
                                                               2000              1999             1998
                                                     ------------------------------------------------------
                                                                        (In Thousands)
Investing activities
Purchases of plant and equipment                            $  (637)         $   (353)        $   (450)
Proceeds from sales of plant and equipment                        -                 3               71
Proceeds from sale of subsidiary/
    product lines                                             1,946                 -            2,389
Purchase of certain assets                                        -                 -           (2,080)
Acquisition of company, less
    cash acquired                                                                   -             (498)
Collections (advances) on officer loan                            -                55               (4)
                                                     ------------------------------------------------------
Net cash provided by (used in)
    investing activities                                      1,309              (295)            (572)

Financing activities
Principal payments on debt                                   (9,187)           (1,702)          (3,017)
Borrowings on debt                                            6,000             1,754            6,500
Dividends paid                                                    -               (69)            (255)
Acquisition of 127,000 shares
    of common stock                                             (95)                -                -
Loan origination cost payments                                  (60)                -                -
                                                     ------------------------------------------------------
Net cash provided by (used in)
    financing activities                                     (3,342)              (17)           3,228
                                                     ------------------------------------------------------

Net increase (decrease) in cash                                (990)              709             (591)
Cash and cash equivalents at
    beginning of year                                         1,283               574            1,165
                                                     ------------------------------------------------------
Cash and cash equivalents at end of year                    $   293          $  1,283         $    574
                                                     ======================================================

See accompanying notes.

                             Westwood Corporation

                  Notes to Consolidated Financial Statements

                         March 31, 2000, 1999 and 1998

1.   Description of Business Activities and Significant Accounting Policies

Business Activities

The wholly owned operating subsidiaries included in the consolidated financial statements of Westwood Corporation ("Company"), a holding company, are:

       Subsidiary                            Nature of Business
--------------------------------------------------------------------------------

NMP Corp. ("NMP")                    NMP designs and manufactures electrical
                                     distribution and signal switching equipment in accordance with specifications of the U.
                                     S. Navy for use in combat ships. NMP also manufactured and marketed a diversified line of marine electrical hardware products, primarily for the U.S. Navy, until July 1999.

TANO Corp. ("TANO")                  Designs, manufactures, sells and services
                                     automation and control systems for both
                                     military and commercial ships and machinery plant automation and control systems.

MCII Electric Co. ("MCII")           Designs, manufactures, sells and supports
                                     mobile generator sets for both military and commercial applications.

Peter Gray Corporation,              Commercial cold forger, serving mostly
("Peter Gray") wholly owned          commercial markets within the U.S. until
subsidiary of Roflan and             1999.
Associates, Inc., a holding
company

In the third quarter of 1999, the Company decided to cease its Peter Gray operations and completed the sale of certain assets in the first quarter of 2000 for $696,000. Peter Gray's assets were classified as assets held for sale at March 31, 1999 and the gain on disposal of these assets was $294,000 in 2000.

                             Westwood Corporation

1. Description of Business Activities and Significant Accounting Policies (continued)

In July 1999, the Company sold certain marine hardware-related assets of NMP for a total sales price of $2,000,000. Of the total sales price, $1,250,000 was received by March 31, 2000. The remaining balance of $750,000 is to be received in three annual installments of $250,000 beginning September 1, 2000 and is represented by a non-interest-bearing note receivable. The Company recorded a $104,000 loss in connection with the sale, primarily due to the Company recording the note receivable at a discount rate of 8.75%.

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, in particular estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation Policy

The consolidated financial statements include the account balances of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid mutual funds invested in U.S. government securities with maturities of three months or less when acquired.

Contracts

Revenues and estimated earnings under long-term fixed-price production contracts are recorded on a percentage of completion basis, generally using units of delivery as the measurement basis for effort accomplished. Estimated earnings are recognized in proportion to recorded revenues. For long-term contracts which, among other things, provide for the delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, the Company generally recognizes revenues and costs on the percentage-of-completion method, measured by the percentage

                             Westwood Corporation

1. Description of Business Activities and Significant Accounting Policies (continued)

of total labor costs or total costs incurred to date to estimated total labor costs or total costs for each contract. On all other contracts revenues are recognized when contract performance is complete. Estimated losses on contracts are provided for in full when they become apparent.

The excess of any accumulated costs and estimated earnings over billings is presented as a current asset in the accompanying balance sheet. When billings exceed costs incurred and estimated earnings, the excess of such billings is presented as a current liability.

The effect of changes in estimates of contract profits was to increase 2000, increase 1999 and decrease 1998 net operating loss by approximately $437,000, $221,000 and $509,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding years.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.

Depreciation

Plant and equipment are depreciated using the straight-line method over their estimated useful lives. Depreciation expense of $540,000, $836,000 and $682,000 is included in the 2000, 1999 and 1998 statements of operations, respectively, based on the utilization of the particular assets. Major replacements and improvements are capitalized while minor replacements, maintenance and repairs which do not extend useful lives are expensed.

Loan Origination Costs

Loan origination costs are being amortized on a straight-line basis over the scheduled five-year maturity period of the convertible subordinate debentures (see Note 5).

Goodwill

Goodwill, which represents the excess of cost over fair value of net assets of businesses acquired, is amortized on a straight line basis over periods not exceeding 15 years.

                             Westwood Corporation

1. Description of Business Activities and Significant Accounting Policies (continued)

Income Taxes

The Company includes the operations of its subsidiaries in its consolidated federal income tax return. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities.

Incentive Stock Options

The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's director and employee stock options equals or is more than the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Earnings Per Share

Basic earnings per share are based upon the average number of common shares outstanding. Diluted earnings per share assumes the exercise of stock options outstanding using the treasury stock method. However, none of the options outstanding were dilutive in 2000, 1999 and 1998, resulting in no difference between basic and dilutive earnings per share for each of the years presented.

Long-Lived Assets

The Company evaluates the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets

                             Westwood Corporation

1. Description of Business Activities and Significant Accounting Policies (continued)

as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

New Accounting Standard

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which requires that all derivative instruments be recorded as assets or liabilities on the balance sheet at fair value. SFAS No. 133 is not required to be adopted by the Company until April 1, 2001. The Company's financial position, results of operations or cash flows are not expected to be significantly impacted by this SFAS when adopted.

Reclassifications

Certain 1999 and 1998 amounts have been reclassified to be consistent with the 2000 presentation.

2.   Acquisitions

On May 13, 1997, the Company purchased the assets and liabilities of TANO Automation, Inc.'s Marine Automation Control Division for a total purchase price of $2,500,000. The transaction was accounted for as a purchase and accordingly, TANO's results of operations are included in the financial statements since the date of acquisition. The net purchase price was subsequently reduced during 1998 to $2,080,000 as a result of a post-closing audit of TANO's balance sheet called for in the purchase agreement. The purchase price was allocated to the respective net assets acquired based upon their respective fair values. The excess purchase price over the net assets acquired resulted in goodwill of approximately $1,712,000.

                             Westwood Corporation

2.   Acquisitions (continued)

On May 28, 1997, the Company purchased 100% of the outstanding common stock of MCII Electric Company, Inc. for $2,000,000, plus 125,000 shares of the Company's common stock. The transaction was accounted for as a purchase and accordingly, MCII's results of operations are included in the financial statements since the date of the acquisition. The net purchase price was subsequently reduced during 2000 to $974,000 as a result of the settlement of acquisition litigation with the former owner of MCII (see Note 5). The purchase price was allocated to the assets and liabilities assumed in the acquisition based upon their respective fair values. The excess purchase price over the net assets acquired resulted in goodwill of approximately $4,265,000.

3.   Related Parties

On September 30, 1997, the Company sold the net assets of Rox Corp., for $881,000 in cash. In addition to the sales price, $1,666,000 in outstanding loans between Rox Corp. and the Company and its subsidiaries were paid in full by the purchaser.

Subsequent to the sale of Rox Corp., (a previously wholly owned subsidiary), the Company subleased office and warehouse space as well as provided other administrative services to Rox Corp. via an administrative services agreement. The agreement, which can be cancelled by either party with adequate notice, contains various market comparable prices for the services provided or space occupied. The Company received $51,000, $88,000 and $66,000 in 2000, 1999 and 1998, respectively, related to the administrative services agreement. The sublease and administrative services agreement were terminated in 2000. Additionally, the Company's NMP subsidiary sells materials and parts to Rox Corp. which resulted in revenues to the Company of $256,000, $174,000 and $82,000 in 2000, 1999 and 1998, respectively.

                             Westwood Corporation

4.   Uncompleted Contracts

At March 31, costs incurred on uncompleted contracts, estimated earnings and related contract billings to date are as follows:

                                                     2000             1999
                                                   -------------------------
                                                          (In Thousands)

         Costs incurred on uncompleted contracts   $  58,933        $ 42,834
         Estimated earnings                           18,524          11,452
                                                   -------------------------
                                                      77,457          54,286
         Less contract billings to date               76,502          52,589
                                                   -------------------------
                                                   $     955        $  1,697
                                                   =========================

         Included in the accompanying balance
          sheets under the following captions:
            Costs and estimated earnings
             in excess of billings on
             uncompleted contracts                 $   2,156        $  2,198
            Billings in excess of costs and
             estimated earnings on
             uncompleted contracts                    (1,201)           (501)
                                                   -------------------------
                                                   $     955        $  1,697
                                                   =========================

Accounts receivable includes approximately $901,000 and $748,000 of progress billings at March 31, 2000 and 1999, respectively.

                             Westwood Corporation

5. Long-Term Debt

Long-term debt at March 31 consists of the following:

                                                   2000            1999
                                                ------------------------
                                                      (In Thousands)

     Revolving credit facility                  $    662         $ 4,200
     Term note                                     1,814           2,333
     MCII acquisition note                           274           1,470
     Convertible subordinate debenture             1,000               -
     Other                                            94             123
                                                ------------------------
                                                   3,844           8,126
     Less current maturities                       1,158           7,569
                                               -------------------------
                                               $   2,686         $   557
                                               =========================

Annual maturities on long-term debt are: 2001 - $1,158,000; 2002 - $545,000; 2003 - $421,000; 2004 - $448,000; and 2005 - $1,272,000.

On August 13, 1999, the Company entered into a new bank credit facility for a $2,000,000 revolving credit line and $2,000,000 5-year term note. Proceeds from this new credit facility were used to repay all amounts outstanding under the previous bank facility and term note. The revolving credit line and term note bear interest at the Wall Street Journal prime rate plus .25% to .75% based on the debt service coverage ratio of the Company each quarter (total rate of 9.75% at March 31, 2000). The new revolving credit line expires on August 13, 2000 and is based on a borrowing base of acceptable receivables and inventories. The term loan facility requires monthly principal payments of $33,898 plus accrued interest through August 2004.

The revolving credit line and the term note contain covenants relating to leverage and liquidity and are secured by accounts receivable, equipment, and inventories of all the Company's subsidiaries. The Company was not in compliance with the liquidity and leverage covenants at various times throughout 2000. The Company has obtained a waiver for the liquidity and leverage covenant violations as of March 31, 2000. In addition, the bank has waived the leverage and liquidity covenants through March 31, 2001.

                             Westwood Corporation

5.   Long-Term Debt (continued)

At March 31, 2000, $1,338,000 was available under the revolving credit facility based on the borrowing base. Borrowings on the revolving credit facilities averaged $2,222,000, $4,110,000 and $2,592,000 per day during 2000, 1999 and
1998, respectively, with the highest month-end balance being $3,965,000, $4,500,000 and $3,790,000, respectively. The weighted average interest rate was 8.98%, 8.75% and 8.5% during 2000, 1999 and 1998, respectively.

In December 1999, the Company completed a $1,000,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors as well as officers and directors of the Company. The debentures bear interest of 10% per annum and mature on December 22, 2004. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 500,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance. The amount of warrants exercisable is dependent upon the market price of the stock. As of March 31, 2000, none of the warrants were exercisable.

In connection with the acquisition of MCII in 1997, the Company signed a $1,500,000 noninterest-bearing note payable to the former owner of MCII. The note required three annual installments, beginning in May 1998, of $500,000. The Company recorded the obligation at a discount rate of 8.5%, which was consistent with the rate obtainable from the lender of the existing revolving credit facility in May 1997. In December 1999, the Company agreed to settle litigation related to the acquisition of MCII with the former owner of MCII. The settlement replaced the 1997 noninterest-bearing note, which had a discounted balance at settlement of $1,470,000, with a new $300,000 noninterest-bearing note and $100,000 cash payable to the former owner of MCII. The new note requires eight quarterly installments, beginning in April 2000, of $37,500. The Company recorded the new note at a discount rate of 8.25%, which was consistent with the rate obtainable from the lender of the new revolving credit facility in December 1999. As a result, the $1,135,000 purchase price settlement reduced previously recorded goodwill. The settlement also required the Company to repurchase 127,000 shares of the Company's common stock from the former owner of MCII for $95,000.

                             Westwood Corporation

5.   Long-Term Debt (continued)

In connection with the acquisition of Peter Gray, the Company assumed a secured note payable maturing on November 1, 2001. The note was payable in monthly principal and interest installments of $8,000 through September 1999, followed by 24 monthly payments of $11,000, with a final payment of $335,000 due on November 1, 2001. Interest was computed at 8% per annum. The note was secured by the accounts receivable and leasehold improvements of Peter Gray. In January 1999, the Company entered into an agreement with the note holder to terminate the secured note payable for a $167,500 cash payment by the Company as the note holder sold the building, which Peter Gray occupied, to a third party. As a result of the extinguishment of this debt, an extraordinary gain of $371,000 less income taxes of $162,000 was recognized in 1999.

6.   Income Taxes

The components of the provisions (benefits) for income taxes from loss before extraordinary gain are as follows:

                                    2000            1999            1998
                                 -------------------------------------------
                                              (In Thousands)
     Current:
         Federal                     $ (137)        $(1,012)        $(550)
         State                           47              46           (32)
                                 -------------------------------------------
                                        (90)           (966)         (582)

     Deferred:
         Federal                          -             301          (120)
         State                            -              35           (13)
                                 -------------------------------------------
                                          -             336          (133)
                                 -------------------------------------------
                                     $  (90)        $  (630)        $(715)
                                 ===========================================

                             Westwood Corporation

6.   Income Taxes (continued)

The difference between the expected tax rate and the effective tax rate for the benefit for income taxes before extraordinary gain is due to the following:

                                                              2000         1999         1998
                                                          ----------------------------------------
                                                                      (In Thousands)
         Expected benefit for federal
             income taxes at the statutory rate                 $(614)     $(1,252)     $(691)
         State income taxes - net of
             federal benefit                                       16         (106)       (22)
         Increase in valuation allowance                          333          785         15
         Revisions to prior year's
             estimated taxes                                      137            -          -
         Other                                                     38          (57)       (17)
                                                          ----------------------------------------
         Benefit for income taxes
             before extraordinary gain                         $  (90)    $   (630)     $(715)
                                                          ========================================

Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                                          2000          1999
                                                                     -----------------------------
                                                                            (In Thousands)
         Deferred tax liabilities:
             Long-term contracts                                        $     13        $   37
             Tax over book depreciation and amortization                      79             -
                                                                     -----------------------------
         Total deferred tax liabilities                                       92            37
         Deferred tax assets:
             Allowance for doubtful accounts                                  13            48
             Book over tax depreciation and amortization                       -            55
             State net operating loss carryforward                            96            64
             Federal net operating loss carryforward                         499             -
             Inventory reserves                                              135           528
             Warranty reserve                                                115            81
             Vacation accrual                                                 66            61
             Tax inventory overhead capitalization                           301             2
             Less valuation allowance                                     (1,133)         (800)
                                                                     -----------------------------
         Total deferred tax assets                                            92            37
                                                                     -----------------------------
         Net deferred tax asset                                         $      -        $    -
                                                                     =============================

                             Westwood Corporation

6.   Income Taxes (continued)

Management believes a valuation allowance is required due to sufficient uncertainty existing regarding the realizability of the Company's net deferred tax assets. The increase of $470,000 and $785,000 in the valuation allowance during 2000 and 1999, respectively, was due to an assessment of the Company's ability to realize its net deferred tax assets in the future as a result of the operating losses in 2000, 1999 and 1998.

At March 31, 2000 and 1999, the Company had $1,600,000 and $1,067,000,
respectively, of state net operating loss carryforwards which expire beginning in 2013. At March 31, 2000, the Company also had a federal net operating loss carryforward of $1,467,000, which expires in 2015.

7.   Asset Impairment

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

8.   Leases

The Company leases all of its premises and various equipment under non-cancelable operating lease agreements. The future minimum lease payments for all operating leases are as follows:

                        2001                       $   574,000
                        2002                           498,000
                        2003                            77,000
                                               -----------------
                                                    $1,149,000
                                               =================

                             Westwood Corporation

8.   Leases (continued)

In fiscal 1992, Peter Gray entered into a 10-year operating lease, which provided for free rent during the first two years of the agreement. Additionally, the lease agreement contained escalation clauses, which increased the lease payment after the fifth year of the agreement. Under generally accepted accounting principles, rent expense was recognized on a straight-line basis on the lease agreement. In January 1999, this lease agreement was terminated which resulted in Peter Gray reversing the deferred rent liability of $235,000 and writing off $370,000 of related leasehold improvements to other expense.

Rent expense incurred under operating lease agreements was $659,000, $655,000 and $690,000 for 2000, 1999 and 1998, respectively.

9.   Employee Benefit Plans

The Company maintains 401(k) plans into which participating employees can defer up to 17% of their annual compensation up to a specified limit. The Company matches 100% of each participating employee's deferrals, not to exceed 3% of each participating employee's annual compensation. The Company contributions to the plans for 2000, 1999 and 1998 were $138,000, $168,000 and $135,000, respectively. The Company does not provide any post-retirement benefits other than the 401(k) plans.

10.  Major Customers and Concentration of Credit Risk

The Company's customers are primarily the U.S. government and companies engaged in the defense contractor industry located throughout the U.S. who have contracted with the U.S. government. During 2000, the Company had $2,574,000, $3,729,000 and $5,594,000 of sales generated by two general contractors and the U.S. government, respectively. The first general contractor's sales were generated by the marine electrical switchgear and the automation and control systems segments. The second general contractor's sales were generated by the automation and control systems segment. The U.S. government's sales were generated by all segments. During 1999, the Company had $15,979,000 of sales generated by all segments of the Company to the U.S. government. A general contractor and the U.S. government accounted for approximately $4,151,000 and $5,723,000, respectively, of sales in 1998. The general contractor sales were generated by the automation and control systems segment and the U.S. government sales were generated by all segments.

                             Westwood Corporation

10.  Major Customers and Concentration of Credit Risk (continued)

At March 31, 2000, approximately $1,503,000 (60%) of accounts receivable, including current retainage, are due from the two general contractors and the U.S. government. The Company generally does not require collateral from its customers as progress billings are rendered to customers as the work is performed, which results in substantial receipt of amounts due prior to the time the products are shipped. Credit losses relating to customers in the defense contractor industry have not been significant.

11.  Statement of Cash Flows

Cash payments for interest were $439,000, $625,000 and $482,000 for 2000, 1999 and 1998, respectively. Cash payments (refunds) for income taxes were $(933,000), $(679,000) and $540,000 for 2000, 1999 and 1998 respectively.

12.  Common Stock

The financial statements, including the earnings per share calculations, include the impact of a 10% stock dividend (with fractional shares rounded to the next highest share) approved by the Board of Directors of the Company on October 30, 1997. This stock dividend resulted in an increase in the number of shares of common stock issued and outstanding by 626,714 shares in 1998.

The Company has two stock option plans covering directors and employees, respectively. Options vest and are exercisable as determined by the Board of Directors on a grant-by-grant basis. In 1998 and 2000, the Board of Directors increased the number of shares of common stock reserved under the directors' plan by 55,000 and 50,000 shares, respectively, to a total of 670,000 shares. The number of shares of common stock reserved under the employees' plan is 483,000 shares. The exercise price per share is specified separately in each option agreement issued to a director or employee under each plan but cannot be less than the fair market value per share of common stock on the date of the grant. At March 31, 2000, zero and 483,000 common shares were reserved by the Company for future option grants under the directors and employee plans, respectively. The employee plan expires in 2003.

                             Westwood Corporation

12. Common Stock (continued)

A summary of the Company's stock option activity and related information for the years ended March 31 follows:

                                         Stock Options Outstanding           Stock Options Vested
                                      --------------------------------- --------------------------------
                                                    Weighted Average                  Weighted Average
                                         Options     Exercise Price        Options     Exercise Price
                                      --------------------------------- --------------------------------
      At March 31, 1997                   711,000         $1.76             344,000        $1.80

         Granted                           55,000         $1.93
                                      --------------
      At March 31, 1998                   766,000         $1.77             444,000        $1.80

                                      --------------
      At March 31, 1999                   766,000         $1.77             540,000        $1.78
         Granted with exercise
           price equal to market
           price of Company's
           common stock                    50,000           .81
         Granted with exercise
           price in excess of
           market price of
           Company's common
           stock                          120,000          1.00
         Forfeited                        (82,000)         1.60
         Expired                          (88,000)         1.54
                                      --------------
      At March 31, 2000                   765,000          1.63             549,000        $1.74
                                      ==============

No options were exercised or cancelled during any of the three-year periods ending March 31, 2000. The number of options authorized and granted and the price per option have been adjusted to reflect the impact of the 10% stock dividend discussed above. The exercise price for options outstanding as of March 31, 2000 ranged from $.81 to $2.39.

                             Westwood Corporation

12. Common Stock (continued)

The weighted average remaining contractual life of those options is 6.72 years. At March 31, 2000, the contractual life of options outstanding ranged from five to eleven years. The weighted average grant date fair value of options granted with the exercise price equal to the market price of the Company's common stock during 2000 and 1998 was $.65 and $1.12, respectively. The weighted average grant date fair value of options granted with the exercise price in excess of the market price of the Company's common stock during 2000 was $.47. No options were granted during 1999.

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

The fair value of the options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998:

                                                 2000       1999       1998
                                           ---------------------------------

         Risk free interest rate              6.65%           -     6.75%
         Weighted-average expected life       5.18 years      -     8 years
         Expected volatility                    78%           -       59%
         Expected dividends                   0.00%           -        2%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's reported and pro forma information for the year ended March 31 is as follows:

                                                 2000       1999       1998
                                              ------------------------------
      Net loss:
          As reported                         $(1,715)   $(2,844)   $(1,317)
          Pro forma                            (1,777)    (2,900)   $(1,370)
      Net loss per basic and diluted share:
          As reported                         $  (.25)    $ (.41)   $  (.19)
          Pro forma                           $  (.26)    $ (.42)   $  (.20)

                             Westwood Corporation

12. Common Stock (continued)

Pro forma amounts include compensation expense for the vested portion of options granted due to the graded vesting policy of these options. Since compensation expense from stock options is recognized over the future years' vesting period, pro forma amounts may not be representative of future years' amounts.

13. Earnings Per Share

The following sets forth the computation of basic and diluted loss per share for the years ended March 31:

                                                                2000          1999          1998
                                                            -----------------------------------------
      Numerator for basic and diluted earnings per share:
             Net loss - in thousands                        $    (1,715)  $    (2,844)  $    (1,317)
                                                            =========================================
      Denominator for basic and diluted earnings
          per share - weighted average shares *               6,891,647     6,891,647     6,780,814
                                                            =========================================
      Basic and diluted loss per share                      $      (.25)  $      (.41)  $      (.19)
                                                            =========================================

       * Adjusted for 10% stock dividends in 1998. See Note 12.

14. Legal Contingencies and Commitments

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's financial position, results of operations or cash flow.

The Company has an employment contract through October 27, 2001 with one of its principal officers. The contract provides for a base salary with an aggregate total annual salary commitment of $172,000. Bonus provisions are subject to the discretion of the Board of Directors of the Company.

                             Westwood Corporation

15. Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair-value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

         Notes receivable: As the maturity of this receivable is less than thirty months, fair value is estimated to approximate the historically recorded amount.

         Long-term debt: The fair value of the Company's long-term debt is based on the prices of similar securities with similar terms and credit ratings. The carrying amount and fair value of the Company's long-term debt is $3,844,000 and $3,843,000, respectively, at March 31, 2000.

16. Segment Disclosures

The Company evaluates performance based upon segment income (loss) before extraordinary gain and income taxes, which includes revenues from external and internal customers, operating costs and expenses, and depreciation, depletion and amortization. The accounting policies of the segments are the same as those described in Note 1. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

The Company's reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. Other includes corporate operations. Long-lived assets are comprised of property and equipment, goodwill and deferred charges.

                             Westwood Corporation

16. Segment Disclosures (continued)

                                                                Income
                                                             (Loss) Before
                                      Revenues               Extraordinary
                          ---------------------------------                           Additions to  Depreciation
                           Revenues    Inter-                  Gain and      Total    Long-Lived       and
                           External    Segment     Total     Income Taxes   Assets      Assets     Amortization
                          ---------------------------------  ---------------------------------------------------
           2000
--------------------------
Marine electrical
   switchgear              $  7,788    $   444   $  8,232      $    228     $ 14,326    $   215     $   152
Mobile power systems          3,228          -      3,228        (1,984)       6,778        285         542
Automation and
   control systems            7,036        418      7,454           702        5,137        137         211
Other                             -          -          -        (1,851)      11,551          -          28
Eliminations                      -       (862)      (862)        1,100      (21,715)         -           -
                          ---------------------------------  ---------------------------------------------------
Total                       $18,052    $     -   $ 18,052      $ (1,805)    $ 16,077    $   637     $   933
                          =================================  ===================================================
           1999
-------------------------
Marine electrical
   switchgear               $11,863    $   946   $ 12,809      $ (1,886)    $ 14,579    $   184     $   556
Mobile power systems         12,729          -     12,729        (1,650)       8,669         32         621
Automation and
   control systems            5,798        215      6,013           453        3,846         69         190
Other                             -          -          -        (2,312)      17,672         78           5
Eliminations                      -     (1,161)    (1,161)        1,712      (25,083)         -           -
                          ---------------------------------  ---------------------------------------------------
Total                       $30,390    $     -   $ 30,390      $ (3,683)    $ 19,683    $   353     $ 1,372
                          =================================  ===================================================
           1998
--------------------------
Marine electrical
   switchgear               $18,628    $   272   $ 18,900      $ (1,055)    $ 16,763    $   276     $   776
Mobile power systems          3,209          -      3,209        (1,487)      10,248      2,103         518
Automation and
   control systems            7,598         32      7,630           457        4,143        627         151
Other                             -          -          -        (1,295)      21,675         22           3
Eliminations                      -       (304)      (304)        1,348      (27,998)         -           -
                          ---------------------------------  ---------------------------------------------------
Total                       $29,435    $     -   $ 29,435      $ (2,032)    $ 24,831    $ 3,028     $ 1,448
                          =================================  ===================================================

Marine hardware revenues were 27%, 52% and 68% and marine switchgear revenues were 73%, 48% and 32% of 2000, 1999 and 1998 total marine electrical switchgear segment revenues, respectively.

                              Westwood Corporation

                 Schedule II - Valuation and Qualifying Accounts

                                                  Amounts        Amounts
                                 Balance at       Assumed        Charged                       Balance at
                                  Beginning         in          (Credited)                       End of
          Description             of Period     Acquisition    to Expenses      Deductions       Period
------------------------------------------------------------------------------------------------------------
                                                              (In Thousands)
Year ended March 31, 2000:
   Allowance for doubtful
     accounts                     $   126        $     -     $      (91)        $     -         $     35
   Reserves for inventory           1,391              -         (1,037)              -              354
   Deferred income tax asset
     valuation allowance              800              -            333               -            1,133

Year ended March 31, 1999:
   Allowance for doubtful
     accounts                     $    65        $     -     $       61         $     -         $    126
   Reserves for inventory             830              -            561               -            1,391
   Deferred income tax asset
     valuation allowance               15              -            785               -              800

Year ended March 31, 1998:
   Allowance for doubtful
     accounts                          44              -             21               -               65
   Reserves for inventory             850              -            (20)              -              830
   Deferred income tax
     asset valuation allowance          -              -             15               -               15

                              Westwood Corporation

              Selected Quarterly Financial Information (Unaudited)

                                                                                     Basic and Diluted
                                                                                          Earnings
                                                     Gross             Net               (Loss) Per
                                                    Profit            Income          Average Share of
                                   Sales            (Loss)            (Loss)           Common Stock*
                             ------------------------------------------------------------------------------
                                               (In Thousands, except earnings per share)
2000:
    First                            $4,694            $1,029       $    (29)             $(.01)
    Second                            4,246               607           (504)              (.07)
    Third                             4,133               785           (324)              (.05)
    Fourth                            4,979               932           (858)              (.12)
1999:
    First                            $7,499            $1,447       $     48              $ .01
    Second                            8,724               513           (528)              (.08)
    Third                             7,572               891           (338)              (.05)
    Fourth                            6,595              (299)        (2,026)              (.29)
1998:
    First                             6,574             1,181           (133)              (.02)
    Second                            7,920             1,775            277                .04
    Third                             7,737             1,660            (70)              (.01)
    Fourth                            7,204               179         (1,391)              (.20)

*   Restated to reflect the impact of the fiscal year 1998 10% stock dividend.

    The first quarter of 2000 includes a $294,000 gain from the sale of certain assets of Peter Gray. The second quarter of 2000 includes $335,000 in additional contract losses related to unexpected costs incurred on a long-term development contract and the completion of a long-term production contract. During the fourth quarter of 2000, the Company incurred a $119,000 loss from the finalization of the sale of its marine hardware product line. Fourth quarter of 2000 also includes a $185,000 increase in warranty reserves.

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

                              Westwood Corporation

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