Form 10-Q
period 2000-06-30
WESTWOOD CORP/NV/
filed 2000-08-18
CIK 876884

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000.


                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to __________________.

Commission File Number: 0-19381.


                             WESTWOOD CORPORATION
            (Exact name of registrant as specified in its charter)

             Nevada                                           87-0430944
--------------------------------------------------------------------------------
  (State or other jurisdiction                             (I.R.S. Employer
        of incorporation)                                 Identification No.)

12402 East 60th Street, Tulsa, Oklahoma                          74146
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (918) 250-4411
                                                    ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  [x]  Yes     [_]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                        Outstanding at August 11, 2000
----------------------------            ------------------------------
Common Stock, $.003 par value                      6,891,647

                                     INDEX
                                     -----

                                                                            Page No.
                                                                            -------
PART I    FINANCIAL INFORMATION:

       Item 1.    Financial Statements:

                Consolidated Balance Sheets as of June 30, 2000
                  and March 31, 2000                                           1

                Consolidated Statements of Operations
                  for the three months ended June 30, 2000 and 1999            3


                Consolidated Statement of Cash Flows
                  for the Three Months ended June 30, 2000 and 1999            4


                Notes to Consolidated Financial Statements                     5

       Item 2.    Management's Discussion and Analysis of Financial
                    Condition  and Results of Operations.                      7


       Item 3.    Quantitative and Qualitative Disclosures about Market
                    Risk.                                                     10

PART II   OTHER INFORMATION:

       Item 1.    Legal Proceedings.  (None)                                   -

       Item 2.    Changes in Securities.  (None)                               -

       Item 3.    Defaults Upon Senior Securities.  (None)                     -

       Item 4.    Submission of Matters to a Vote of Security Holders.
                     (None)                                                    -

       Item 5.    Other Information.                                          10

       Item 6.    Exhibits and Reports on Form 8-K.                           11

Signatures                                                                    12

                                      (i)

                        PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements.
        --------------------


                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                              June 30   March 31
                                                2000      2000
                                             -------------------
                                             (Unaudited)
Assets

Current assets:
 Cash and cash equivalents                   $     49    $   293
 Accounts receivable (including retainage
  receivable of $141 at June 30, 2000
  and $69 at March 31, 2000), net
  of allowance for doubtful accounts            4,164      2,522
 Costs and estimated earnings in excess of
  billings on uncompleted contracts             1,178      2,156
 Inventories, primarily raw materials
  and purchased parts                           6,459      3,470
 Prepaid expenses                                  78         67
 Note Receivable                                  250        227
                                              -------    -------

Total current assets                           12,178      8,735

Plant and equipment, at cost:
 Leasehold improvements                           344        251
 Machinery and equipment                        4,584      4,557
 Patterns and tools                               100        100
                                              -------    -------
                                                5,028      4,908
Accumulated depreciation                       (3,198)    (3,069)
                                              -------    -------
                                                1,830      1,839

Goodwill (net)                                  4,638      4,735

Note receivable                                   437        441
Loan origination costs (net)                       54         57
Long-term accounts receivable, retainage          202        270
                                              -------    -------

Total Assets                                  $19,339    $16,077
                                              =======    =======

See accompanying notes.

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                June 30  March 31
                                                  2000     2000
                                               ------------------
                                               (Unaudited)

Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                              $  5,557   $ 4,301
 Accrued liabilities                              1,440     1,371
 Accrued Income Taxes                                 4         -
 Billings in excess of costs and estimated
  earnings on uncompleted contracts               1,911     1,201
 Current portion of long-term debt                2,467     1,158
                                                -------   -------

Total current liabilities                        11,379     8,031

Long-term debt                                    2,592     2,686


Stockholders' equity:
 Preferred stock, 5,000,000 shares authorized,
   $.001 par value, no shares issued and
   outstanding                                        -         -
 Common stock, 20,000,000 shares authorized,
   $.003 par value, 6,891,647 shares issued
   and outstanding at June 30, 2000, and
    March 31, 2000, respectively                     21        21
 Capital in excess of par value                   5,978     5,978
  Accumulated deficit                              (536)     (544)
 Treasury stock, 127,000 shares at cost             (95)      (95)
                                                -------   -------
Total stockholders' equity                        5,368     5,360
                                                -------   -------

Total liabilities and stockholders' equity      $19,339   $16,077
                                                =======   =======


See accompanying notes.

                             WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, except Share Data)


                                         Three Months Ended
                                              June 30
                                       2000              1999
                                       ----------------------
                                            (Unaudited)

Sales                                  $    6,124  $    4,694

Cost of sales                               5,089       3,665
                                       ----------  ----------

Gross profit                                1,035       1,029

Operating expenses:
 Selling, general & administrative          1,006       1,260
                                       ----------  ----------

Operating income (loss)                        29        (231)


Other income:
 Interest expense                            (102)       (115)
 Other income (expense)                        85          23
 Gain on sale of assets                         -         294
                                       ----------  ----------
                                              (17)        202
                                       ----------  ----------

Income (loss) before taxes                     12         (29)

Provision for income taxes                      4           -
                                       ----------  ----------


Net income (loss)                      $        8  $      (29)
                                       ==========  ==========


Basic, and diluted, earnings
  (loss) per share                     $     .001  $    (.004)

Weighted average common shares used
  in computing earnings per share       6,764,647   6,891,647

Cash dividends per share               $        -  $        -


See accompanying notes.

                             WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                     Three Months Ended
                                                           June 30
                                                     2000          1999
                                                     ------------------
Operating activities                                  (Unaudited)
Net income (loss)                                     $     8   $   (29)
Adjustments to reconcile net income (loss)
to cash provided (used) in operations:
 Depreciation and amortization                            132       138
 Amortization of goodwill                                  97       118
 Non-cash interest income                                 (19)        -
 Gain on sale of assets                                     -      (294)
Cash flows impacted by changes in:
 Accounts receivable                                   (1,642)      970
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                    978       (17)
 Inventories                                           (2,989)     (190)
 Prepaid expenses                                         (11)       (3)
 Long-term accounts receivable, retainage                  68        88
 Accounts payable                                       1,256      (519)
 Accrued liabilities                                       69        27
 Accrued Income Taxes                                       4         -
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                       710        60
                                                      -------   -------

Net cash provided (used) in operating activities       (1,339)      349

Investing activities

Purchase of plant and equipment                          (120)      (49)
Proceeds from sales of plant and equipment                  -       696
                                                      -------   -------

Net cash provided (used) in investing activities         (120)      647

Financing activities

Principal payments on debt                               (122)   (1,394)
Borrowings on debt                                      1,337         -
                                                      -------   -------

Net cash (used) provided by financing activities        1,215    (1,394)
                                                      -------   -------
Net decrease in cash                                     (244)     (398)

Cash at beginning of period                               293     1,283
                                                      -------   -------

Cash at end of period                                 $    49   $   885
                                                      =======   =======

See accompanying notes.

                             WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood's wholly owned subsidiaries NMP Corp. ("NMP"), TANO Corp. ("TANO"), and MCII Electric Company, Inc. ("MCII"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2000, may not necessarily be indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 2000.

Note 2 - Sale of Businesses
---------------------------

In the third quarter of 1999, the Company decided to cease the operations of Peter Gray and completed the sale of certain assets in the first quarter of fiscal year 2000 for $696,000. Peter Gray's assets were classified as assets held for sale at March 31, 1999, and the gain on disposal of these assets was $294,000 in fiscal year 2000.

In July 1999, the Company sold certain marine hardware-related assets of NMP for a total sales price of $2,000,000. Of the total sales price, $1,250,000 was received by March 31, 2000. The remaining balance of $750,000 is to be received in three annual installments of $250,000 beginning September 1, 2000, and is represented by a non-interest bearing note receivable.

Note 3 - Long-Term Debt
-----------------------

The Company entered into a new credit facility in August 1999, which included a $2,000,000 revolving credit line and $2,000,000 five-year term note. In December 1999, the Company completed a $1,000,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors as well as officers and directors of the Company. The debentures bear interest of 10% per annum and mature on December 22, 2004. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised.

In connection with the issuance of the debentures, the Company issued warrants to purchase up to 500,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance. The amount of warrants exercisable is dependent upon the market price of the stock. As of June 30, 2000, none of the warrants were exercisable. In connection with the December 1999 settlement of contingencies related to the acquisition of MCII in 1997, the Company replaced the 1997 non-interest bearing note with a new $300,000 non-interest bearing note and $100,000 cash payable to the former owner of MCII. The new note requires eight quarterly installments, beginning April 2000, of $37,500. The Company recorded the new note at a discount rate of 8.25%, which was consistent with the rate obtainable from the lender of the new revolving credit facility in December 1999.

Note 4 - Comprehensive Income
-----------------------------

For the three-month periods ended June 30, 2000 and 1999, comprehensive income
(loss) and net income (loss) are the same.

Note 5 - Segment Information
----------------------------

                             Revenues
                        -------------------
                                                       Net
Three Mos. Ended                 Inter-              Income     Total
June 30, 2000        External    Segment     Total   (Loss)     Assets
-------------        --------    -------     -----   ------     ------

Marine Electrical
 Switchgear          $ 2,229     $   534    $2,763   $  137   $ 17,340
Mobile Power Systems   2,242           -     2,242     (239)     6,938
Marine Automation
 & Control             1,653         139     1,792      111      5,238
Other                      -           -         -       (1)    11,998
Eliminations               -        (673)     (673)       -    (22,175)
                     -------     -------    ------   ------   --------
Total                $ 6,124     $     -    $6,124   $    8   $ 19,339
                     =======     =======    ======   ======   ========

Three Mos. Ended
June 30, 1999
-------------

Marine Electrical
 Switchgear          $ 2,600     $    91    $2,691   $  179   $ 13,692
Mobile Power Systems     481           -       481     (444)     7,830
Marine Automation
 & Control             1,613          54     1,667      139      4,141
Other                      -           -         -      (29)    15,986
Eliminations               -        (145)     (145)     126    (23,821)
                     -------     -------    ------   ------   --------
Total                $ 4,694     $     -    $4,694   $  (29)  $ 17,828
                     =======     =======    ======   ======   ========

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
           And Results of Operations.
           -------------------------

Results of Operations - First Quarter Ended June 30, 2000 and 1999
------------------------------------------------------------------

For the first quarter ended June 30, 2000, the Company had a net profit of $8,000 as compared to a net loss of $29,000 for the same quarter of the previous year. The net profit per share was $.001 as compared to a net loss per share of $.004 for the same quarter of last year.

Consolidated sales for the first quarter increased 30.5%, to $6,124,000, as compared to $4,694,000 for the first quarter of last year.

A breakdown of sales by the Company's major product groups is as follows:

 .    Mobile power system sales by MCII for the first quarter of fiscal year 2001 were $2,242,000, as compared to $481,000 for the same period last year. Primarily, the additional revenue for the period-to-period comparison was due to the sale of tactical quiet generator sets to a prime contractor to the U.S. government. Spare parts business for MCII was substantial for the period as compared to last year.

 .    Revenues for the first quarter of last year included Peter Gray Corp., which was sold in April 1999, and revenues of $1,769,000 from the marine hardware products line, which was sold in July 1999.

 .    Marine automation and control system sales for TANO for the first quarter of fiscal year 2001 totaled $1,613,000, as compared to $1,653,000 for the first quarter of last year, a 3% reduction for the year-to-year period comparison.

 .    Marine electrical switchgear sales by NMP for the first quarter of fiscal year 2001 totaled $2,229,000, as compared to $777,000 for the first quarter of last year. The substantial increase in revenues reflected work presently on-going for the two new major contracts for the U.S. Navy's DDG 51 class and LPD17/18 as previously reported to shareholders.

Gross profit as a percentage of sales was 16.9% for the first quarter of fiscal year 2001, compared to 21.9% for the same period last year. The decrease in the gross margin percentage is primarily due to the Marine Electrical Switchgear Division experiencing non-recurring engineering costs on two new major contracts for the U.S. Navy.

Traditionally, margins are lower on the lead ships, which have the non-recurring engineering, then improve on subsequent shipsets.

Operating expenses for the quarter-to-quarter comparison decreased from $1,260,000 in 1999 to $1,006,800 for the first quarter of fiscal year 2001. This reduction of approximately 20% in operating expenses resulted in an operating profit for the first quarter of fiscal year 2001 of $29,000, as compared to last year's first quarter operating loss of $231,000. The decrease in operating expenses is due to further efforts to reduce costs including merging the mobile power systems and marine electrical switchgear operations into one location in March 2000.

Interest expense for the first quarter of fiscal year 2001 was $102,000, as compared to $115,000 for the first quarter of last year. In light of substantially higher interest rates in the first quarter of fiscal year 2001, as compared to last year, the interest expense for the current year, although slightly reduced from the prior year's first quarter, was down primarily due to lower borrowings in the first quarter of fiscal year 2001 as compared to last year.

Liquidity and Capital Resources
-------------------------------

Operating activities for the first quarter of fiscal year 2001 resulted in net cash consumed from operations of $1,339,000. During this period, the increase in accounts receivable and inventory consumed $4,631,000, which was offset by funds provided by increase in trade accounts payable of $1,256,000. Changes in costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings accounted for funds provided by operations of $1,688,000. The balance of the net funds consumed from operations was offset by depreciation and amortization of $229,000 for the first quarter of fiscal year 2001.

The Company is in the process of renewing its Revolving Credit Facility, which has been extended to September 13, 2000. The balance of the revolving credit facility at June 30, 2000, is $2,000,000. The Company expects to renew the facility for another 12 months based upon current negotiations with the bank.

Throughout the first quarter of fiscal year 2001, the Company was allowed, under contract agreement, to invoice the U.S. Army for receipt of major materials received under the mobile power systems contract (Tactical Quiet Generator). At the end of the first quarter of fiscal year 2001, the billings and subsequent collections under this provision totaled approximately $3,600,000.

Outlook for Fiscal Year 2001 and Beyond
---------------------------------------

The Company continues to rely upon major capital projects for the majority of revenues. The DDG51 Arleigh Burke-class destroyer is the single most important shipbuilding project within the U.S. Navy and represents expected revenues of $7 million to $10 million per year to the Company for the next four years. Recent events have increased the revenues on LPD17 from $2.3 million to approximately $4.5 million per shipset. At an average of 1-1/2 ships per year, this program is expected to provide revenues of $5.6 million to $7 million per year through the completion of the twelve-ship program, which is expected to extend through 2005.

The above, in association with continued research and development on the DD21 new millennium destroyer and the upgrades expected on the CG47 Ticonderoga-class cruisers and the earlier Arleigh destroyers, offers a significant base on which to build during the early years of the twenty-first century.

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

As required by such Act, the Company hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Company in forward-looking statements: (i) risks and uncertainties impacting the Company as a whole related to changes in general economic conditions in the U.S.; the availability and cost of capital; changes in laws and regulations to which the Company is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Company or its subsidiaries or which may be brought against the Company or its subsidiaries; conditions of the capital markets utilized by the Company to access capital to finance operations; and, to the extent the Company increases its investments and activities abroad, such investments and activities will be subject to foreign economies, laws, and regulations; and (ii) for the Company's defense-related business, business conditions in the military and commercial industries served by the Company; the federal government's defense budgeting process; compliance with government contract and inspection programs; and other risk factors listed from time to time in the Company's reports with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

The Company is exposed to the impact of interest rate fluctuations as a result of current borrowings under a line of credit and a term loan that bear interest at prime plus .25% to .75% based on the debt service coverage ratio of the Company each quarter. The Company has no exposure with foreign currency contracts.


                          PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

          Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
          -----------------------------------------

          Not applicable.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          Not applicable.

Item 5.   Other Information.
          -----------------

Westwood Corporation 2000 Directors' Stock Option Plan
------------------------------------------------------

On June 7, 2000, the Company's Board of Directors adopted the Westwood Corporation 2000 Directors' Stock Option Plan (the "2000 Plan") subject to approval by the stockholders of the Company at the Annual Meeting of Stockholders to be scheduled for the fall of 2000.

A summary of the 2000 Plan is as follows, and such summary is qualified in its entirety by reference to the full text of the 2000 Plan, which is attached to this Form 10-Q as Exhibit 10.15:

 .    Administration. The Board of Directors will administer the 2000 Plan. A total of 500,000 shares of the Company's common stock have been reserved for issuance under the 2000 Plan. All members of the Board of Directors are eligible to receive grants of options under the 2000 Plan.

 .    Option Terms. Options granted under the 2000 Plan will be evidenced by a written stock option agreement, dated as of the date of grant and executed by the Company and the optionee, setting forth the terms and conditions of the option as may be determined by the Board of Directors to be consistent with the 2000 Plan. The option exercise price under the 2000 Plan shall not be less than the NASDAQ Bulletin Board quoted closing market price on the date of grant. Options shall be exercisable for a period of ten years from the date of grant, or the expiration of ninety days from the date on which the optionee ceases to be a director of the Company. Upon exercise, payment of the option price shall be made in cash, or by certified check, cashier's check or personal check.

 .    Amendment and Termination. The Board of Directors may terminate the 2000
     Plan at any time. The Board of Directors has the authority to amend or modify the 2000 Plan in such manner as it deems advisable. The 2000 Plan provides for appropriate adjustment, as determined by the Board of Directors, in the number and kind of shares subject to unexercised options, in the event of any change in the outstanding common stock of the Company, by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event.

On June 7, 2000, each of the Company's five Directors received the grant of an option to purchase 50,000 shares of the Company's common stock under the 2000 Plan (the "2000 Options"), subject to approval by the stockholders of the Company. The option price of each share of common stock under the 2000 Options is $1.00 per share, which is greater than the NASDAQ Bulletin Board quoted closing market price on June 7, 2000 ($.75 per share). The 2000 Options will vest at the rate of 20% per year (10,000 shares), on each December 7, 2000 through 2004. The 2000 Options, with respect to each 20% increment, shall be exercisable for a period of ten years from the vesting date of such 20% increment. Subject to approval of the 2000 Options by the Company's stockholders, 250,000 shares will remain available for issuance under the 2000 Plan.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

(a)  Exhibits:

The following documents are included as exhibits to this Form 10-Q:

          10.15          2000 Directors' Stock Option Plan

          Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K:

There were no current reports filed on Form 8-K during the three months ended June 30, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: August 11, 2000                    WESTWOOD CORPORATION



                                    By:    /s/ Ernest H. McKee
                                         ---------------------------
                                         Ernest H. McKee, Director,
                                         President and
                                         Chief Executive Officer



                                    By:    /s/ John P. Gigas
                                         ---------------------------
                                         John P. Gigas
                                         Secretary/Treasurer and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


The following documents are included as exhibits to this Form 10-Q:


Exhibit No.    Description
-----------    ------------------------------------------------------

10.15          Westwood Corporation 2000 Directors' Stock Option Plan

27             Financial Data Schedule