Form 10-Q
period 2000-09-30
WESTWOOD CORP/NV/
filed 2000-11-17
CIK 876884

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    September 30, 2000                  .
                               ---------------------------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to  ______________________

Commission File Number:  0-19381
                        --------


                             WESTWOOD CORPORATION
            (Exact name of registrant as specified in its charter)


           Nevada                                               87-0430944
--------------------------------------------------------------------------------
  (State or other jurisdiction                              (I.R.S. Employer
        of incorporation)                                  Identification No.)

12402 East 60th Street, Tulsa, Oklahoma                           74146
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (918) 250-4411
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

         Common                             Outstanding at November 14, 2000
-----------------------------               --------------------------------
Common Stock, $.003 par value                            6,891,647

                                     INDEX

                                                                 Page No.
                                                                 --------
Part I    Financial Information:

          Consolidated Balance Sheets as of
               September 30, 2000, and March 31, 2000                1

          Consolidated Statements of Operations
          for the second quarter and six months
               ended September 30, 2000 and 1999                     3

          Consolidated Statement of Cash Flows
          for the six months ended September 30,
          2000 and 1999                                              4

          Notes to Consolidated Financial Statements                 5

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                 8

Part II   Other Information:

               Item 1.  Legal Proceedings
                        (None)

               Item 2.  Changes in Securities
                        (None)

               Item 3.  Defaults Upon Senior Securities
                        (None)

               Item 4.  Submission of Matters to a Vote
                        of Security Holders
                        (None)

               Item 5.  Other Information
                        (None)

               Item 6.  Exhibits and Reports on Form 8-K            13

Signatures                                                          13

                                      (i)

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                  September 30   March 31
                                                      2000         2000
                                                  ------------------------
                                                  (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                         $    26       $   293
  Accounts receivable (including retainage
    receivable of $277 at September 30, 2000
    and $69 at March 31, 2000), net
    of allowance for doubtful accounts                3,594         2,522
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                 1,161         2,156
  Inventories, primarily raw materials
    and purchased parts                               5,773         3,470
  Prepaid expenses                                      155            67
  Note Receivable                                       250           227
                                                    -------       -------

Total current assets                                 10,959         8,735

Plant and equipment, at cost:
  Leasehold improvements                                364           251
  Machinery and equipment                             4,691         4,557
  Patterns and tools                                    109           100
                                                    -------       -------
                                                      5,164         4,908
Accumulated depreciation                             (3,353)       (3,069)
                                                    -------       -------
                                                      1,811         1,839

Goodwill (net)                                        4,541         4,735

Note Receivable                                         205           441
Loan origination costs (net)                             51            57
Long-term accounts receivable, retainage                204           270
                                                    -------       -------

Total Assets                                        $17,771       $16,077
                                                    =======       =======


See accompanying notes.

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                  September 30     March 31
                                                      2000           2000
                                                  --------------------------
                                                  (Unaudited)

Liabilities and stockholders' equity

Current liabilities:

  Accounts payable                                     $ 4,561      $ 4,301
  Accrued liabilities                                      839        1,371
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                    2,735        1,201
  Current portion of long-term debt                      2,495        1,158
                                                       -------      -------

Total current liabilities                               10,630        8,031

Long-term debt                                           2,419        2,686

Stockholders' equity:

  Preferred stock, 5,000,000 shares authorized,
    $.001 par value, no shares issued and
    outstanding                                              -            -
  Common stock, 20,000,000 shares authorized,
    $.003 par value, 6,891,647 shares issued
    and outstanding at September 30, 2000 and
    March 31, 2000, respectively                            21           21
  Capital in excess of par value                         5,978        5,978
  Accumulated deficit                                   (1,182)        (544)
  Treasury Stock, 127,000 shares at cost                   (95)         (95)
                                                       -------      -------

Total stockholders' equity                               4,722        5,360
                                                       -------      -------

Total liabilities and stockholders' equity             $17,771      $16,077
                                                       =======      =======


See accompanying notes.

                             WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In Thousands)

                                                      Second Quarter Ended        Six Months Ended
                                                           September 30             September 30
                                                      2000             1999        2000        1999
                                                     -----------------------    ---------------------
                                                          (Unaudited)                 (Unaudited)
Sales                                                $    5,476   $    4,246   $   11,600   $   8,940

Cost of sales                                             4,978        3,639       10,068       7,304
                                                     ----------    ---------    ---------    --------

Gross profit                                                498          607        1,532       1,636

Operating expenses:
 Selling, general & admin.                                1,008        1,231        2,014       2,491
                                                     ----------    ---------    ---------    --------
Operating loss                                             (510)        (624)        (482)       (855)

Other income (expense):
 Interest expense                                          (119)        (130)        (221)       (245)
 Other income (expense)                                     (20)          24           65          47
 Gain on sale of assets                                       -           15            -         309
                                                     ----------    ---------    ---------    --------

                                                           (139)         (91)        (156)        111
                                                     ----------    ---------    ---------    --------

 Loss before taxes                                         (649)        (715)        (638)       (744)

 Benefit for income taxes                                     -          211            -         211
                                                     ----------    ---------    ---------    --------

Net Loss                                             $     (649)  $     (504)  $     (638) $     (533)
                                                     ==========    =========    =========    ========

Basic, and diluted,
loss per share                                       $    (.094)  $    (.073)  $    (.094) $    (.077)

Weighted average common shares
used in computing earnings per
share:                                                6,891,647    6,891,647    6,891,647   6,891,647

Cash dividends per share                             $        -   $        -   $        -  $        -


See accompanying notes.

                              WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                      Six Months Ended
                                                         September 30
                                                      2000          1999
                                                    --------------------
                                                          (Unaudited)
Operating activities
Net loss                                            $  (638)     $  (533)
Adjustments to reconcile net income loss
to cash provided (used) in operations:
 Depreciation and amortization of loan
  origination costs                                     290          272
 Amortization of goodwill                               194          237
 Non-cash interest income                               (37)           -
 Gain on sale of assets                                   -         (309)
Cash flows impacted by changes in:
 Accounts receivable                                 (1,072)         723
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                  995         (306)
 Inventories                                         (2,303)         236
 Prepaid expenses                                       (88)         (23)
 Long-term accounts receivable, retainage                66          161
 Deferred charges                                         -           (1)
 Accounts payable                                       260         (923)
 Accrued liabilities                                   (532)        (173)
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                   1,534          722
 Income taxes payable/receivable                          -          578
                                                    -------      -------

Net cash provided (used) in operating activities     (1,331)         661

Investing activities
Purchase of plant and equipment                        (256)        (209)
Receipt of payment on note receivable                   250            -
Proceeds from sales of assets                             -        1,849
                                                    -------      -------
Net cash provided (used) in investing activities         (6)       1,640

Financing activities
Principal payments on debt                           (5,265)      (6,559)
Borrowings on debt                                    6,335        4,000
Net cash (used) provided by financing activities      1,070       (2,559)
                                                    -------      -------
Net decrease in cash                                   (267)        (258)

Cash at beginning of period                             293        1,283
                                                    -------      -------

Cash at end of period                               $    26      $ 1,025
                                                    =======      =======

See accompanying notes.

                             WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., TANO Corp., and MCII Electric Company. Consolidated operations for Westwood include Peter Gray Corporation only through April, 1999, when its operations ceased, and NMP Corp. marine hardware products only through July, 1999, when these hardware-related assets were sold. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal second quarter and six months ended September 30, 2000, may not necessarily be indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 2000, and the first quarter fiscal 2001 report on Form 10-Q.


Note 2 - Sale of Businesses
---------------------------

In the third quarter of fiscal 1999, the Company decided to cease the operations of Peter Gray and completed the sale of certain assets in the first quarter of fiscal year 2000 for $696,000. Peter Gray's assets were classified as assets held for sale at March 31, 1999, and the gain on disposal of these assets was $294,000 in fiscal year 2000.

In July, 1999, the Company sold certain marine hardware-related assets of NMP for a total sales price of $2,000,000. Of the total sales price, $1,250,000 was received at closing. The remaining balance of $750,000 is to be received in three annual installments of $250,000 each beginning September 1, 2000, and is represented by a non-interest note receivable. The note has been discounted at the borrowing rate of the Company and at September 30, 2000 is reflected as a $250,000 short-term note receivable and a $250,000 long-term note receivable at the discounted net present value.

Note 3 - Long-Term Debt
-----------------------

The Company entered into a new credit facility in August 1999, which revolving credit facility was renewed in August of 2000 with the same lender. In August 1999, the Company entered into a new five year $2,000,000 term note with principal and interest installments due monthly. The five year term note continues to be paid monthly and matures on August 13, 2004.

In December 1999, the Company completed a $1,000,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors as well as officers and directors of the Company. The debentures bear interest of 10% per annum and mature on December 22, 2004. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 500,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance. The amount of warrants exercisable is dependent upon the market price of the stock. As of September 30, 2000, none of the warrants were exercisable.

In connection with the December 1999 settlement of contingencies related to the acquisition of MCII Electric Company in May 1997, the Company settled the 1997 $1,500,000 non-interest bearing note payable to the seller of MCII Electric Company with a $100,000 payment in cash and a new non-interest bearing note in the amount of $300,000 payable in eight quarterly installments of $37,500 each, beginning April 2000. The Company has recorded the new note at a discount rate of 8.25%, which was consistent with the rate obtainable from its lender. The balance of the note at the discounted value at September 30, 2000 is $176,000, of which $139,000 is short-term and $37,000 is long-term.

At September 30, 2000 there was no remaining borrowing available on the revolving credit facility. On October 25, 2000 the revolving credit facility was increased to $2,800,000. The new agreement matures on March 25, 2001. Borrowing on the credit facility at November 13, 2000 was $2,550,000.

The Company believes that improving profits in the third and fourth quarters of the current fiscal year will enable it to be in compliance with all debt covenants at March 31, 2001, and will produce cash flows sufficient to reduce the reliance on the available borrowing.

Note 4 - Income Taxes
---------------------

The Company generated a net operating loss carryforward in the first six months of fiscal 2000 and 2001, whereby no deferred tax asset was established. The Company filed an amended tax return for the fiscal year ended March 31, 1999, which resulted in a refund of $211,000 and was recorded as a tax benefit for the quarter ended September 30, 1999.


Note 5 - Comprehensive Income
-----------------------------

For the second quarter and six month periods ended September 30, 2000 and 1999, respectively, comprehensive loss and net loss are the same.

Note 6 - Segment Information
----------------------------
         (In Thousands)

                               Revenues
                      -----------------
Three Months Ended              Inter-              Net Income   Total
Sept. 30, 2000        External  Segment    Total      (Loss)     Assets
--------------        --------  -------    -----    ----------   ------

Marine Switchgear     $ 3,483    $ 573    $ 4,056    $    23   $17,798
Mobile Power Systems      864        -        864       (661)    5,111
Engineered Automation
  and Control           1,129      398      1,527         29     4,764
Other                       -        -          -        (43)   11,781
Eliminations                -     (971)      (971)         3   (21,683)
                      -------    -----    -------    -------   -------

Total                 $ 5,476    $   -    $ 5,476    $  (649)  $17,771
                      =======    =====    =======    =======   =======

Three Months Ended
Sept. 30, 1999
--------------

Marine Switchgear     $   985    $ 174    $ 1,159    $   (71)  $13,139
Mobile Power Systems    1,229        -      1,229       (792)    7,535
Engineered Automation
  and Control           2,032       63      2,095        279     4,499
Other                       -        -          -       (223)   15,689
Eliminations                -     (237)      (237)       303   (24,606)
                      -------    -----    -------    -------   -------

Total                 $ 4,246    $   -    $ 4,246    $  (504)  $16,256
                      =======    =====    =======    =======   =======



                               Revenues
                      -----------------
Six Months Ended                Inter-              Net Income   Total
Sept. 30, 2000        External  Segment    Total       (Loss)    Assets
--------------        --------  -------    -----    ----------   ------

Marine Switchgear     $ 5,712    $1,107   $  6,819   $   159   $ 17,798
Mobile Power Systems    3,106         -      3,106      (648)     5,111
Engineered Automation
  and Control           2,782       537      3,319       139      4,764
Other                       -         -          -       (44)    11,781
Eliminations                -    (1,644)    (1,644)     (244)   (21,683)
                      -------    -------  --------   -------   --------

Total                 $11,600    $    -   $ 11,600   $  (638)  $ 17,771
                      =======    ======   ========   =======   ========

Six Months Ended
Sept. 30, 1999
--------------

Marine Switchgear     $ 3,585    $  175   $  3,760   $   218   $ 13,139
Mobile Power Systems    1,710         -      1,710    (1,236)     7,535
Engineered Automation
  and Control           3,645       117      3,762       502      4,499
Other                       -         -          -      (228)    15,689
Eliminations                -      (292)      (292)     (211)   (24,606)
                      -------    ------   --------   -------   --------

Total                 $ 8,940    $    -   $  8,940   $  (533)  $ 16,256
                      =======    ======   ========   =======   ========

                             WESTWOOD CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                              September 30, 2000


GENERAL
-------

Results of Operations - Second Quarter Ended September 30, 2000 and 1999
------------------------------------------------------------------------

For the second quarter ended September 30, 2000, the Company had a net loss of $649,000 compared to a net loss of $504,000 for the same quarter last year. The net loss per share was $.094 compared to a net loss of $.073 for the prior year.

Consolidated sales for the second quarter were $5,476,000, an increase of $1,230,000, or 29%, over sales of $4,246,000 for the previous year. The increased sales are a result of Marine Switchgear revenues on the DDG51 destroyer program.

Gross profit, as a percentage of sales, was 9.1% for the current quarter compared to 14.3% for the same period last year. The lower gross margin percentage is primarily a result of the Marine Switchgear and Engineered Automation and Control Divisions experiencing non-recurring engineering costs on new contracts for the U.S. Navy and ongoing start up costs in the Mobile Power Systems Division required to reach full production capacity on the tactical quiet generator (TQG) sets.

The Company incurred an operating loss of $510,000 in the current quarter compared to a loss of $624,000 for the same period last year. Operating expenses decreased $223,000, or 18.1%, compared to the same period last year. The lower operating expenses were due primarily to a reduction in administrative personnel. Interest expense was $119,000 versus $130,000 for the second quarter last year.

A breakdown of sales by Company segments follows:

 .    Marine switchgear sales by NMP Corp. increased to $4,056,000 for the second quarter compared to $1,159,000 for the same period last year, an increase of 250%. The increase in sales is a result of initial production on the DDG51 Arleigh Burke-class destroyer.

 .    Mobile power system revenues by MCII Electric Company were $864,000 for the quarter compared to $1,229,000 for last year. The production on the Government contract for TQG's slipped behind schedule due to parts shortages and training of new personnel taking longer than anticipated. The Company believes that these issues will be resolved in the third quarter of the current fiscal year. As a result of the low sales volume and gross margin percentage for the TQG production units, this segment reported a net loss of $661,000 for the quarter, which compares to a net loss of $792,000 for the same period last year.

 .    Engineered automation and control system sales by TANO Corp. were
     $1,527,000, a decrease of $ 568,000, or 27% from last years $2,095,000. The reduction in sales over last year was primarily due to engineering design delays on the Multi Function Monitor (MFM3) contract.

Six Months Ended September 30, 2000 and 1999
--------------------------------------------

For the six months ended September 30, 2000, the Company incurred a net loss of $638,000 compared to a net loss of $533,000 for the same period last year. Net loss per share was $.094 compared to a net loss of $.077 per share for the prior year.

Sales for the six months ended September 30, 2000, were $11,600,000 compared to $8,940,000 for the previous year, an increase of $2,660,000, or 29.8%. The increase in sales over prior year is primarily a result of the Marine Switchgear Division producing $2,127,000 in revenues from the recently awarded DDG51 destroyer programs and the Mobile Power Systems Division revenues increasing $1,396,000 due to shipments of TQG units to the U.S. Government beginning in September 2000. These increases were offset by a decrease in revenues of $863,000 at the Engineered Automation and Control Division due to engineering delays on the MFM 3 contract.

For the six months ended September 30, 2000, gross profit, as a percentage of sales, decreased to 13.2% compared to 18.3% for the same period last year. Current year's gross profit margins were impacted by non-recurring engineering costs in the Marine Switchgear and Engineered Automation and Control Divisions and ongoing start up costs in the Mobile Power Systems Division.

The Company incurred an operating loss of $482,000 for the six months ended September 30, 2000, compared to an operating loss of $855,000 for the same period last year. The increased sales volume, combined with a reduction in operating expenses of $477,000, or 19.1%, resulted in the improvement at the operating level. The reduction in operating expenses was primarily due to a reduction in administrative personnel.

Liquidity and Capital Resources
-------------------------------

Operating activities for the six months ended September 30, 2000, resulted in net cash usage of $1,331,000. During this period, major items providing cash were depreciation and amortization of $484,000, reductions in costs and estimated earnings in excess of billings on uncompleted contracts of $995,000, along with an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1,534,000, and increased accounts payable of $260,000. Major uses of operating cash flows during the period were the $638,000 net loss, increases in inventories and accounts receivable, in the amounts of $2,303,000 and $1,072,000, respectively, and a decrease in accrued liabilities of $532,000.

Purchases of additional equipment resulted in cash usage of $256,000, which was offset by the receipt of the first $250,000 installment on the note receivable from the purchaser of the marine hardware business sold in July 1999.

Financing activities for the six months ending September 30, 2000, provided $1,070,000 cash due to an additional net borrowing on the revolving credit facility of $1,337,000, offset by $267,000 of payments on notes payable to a bank and seller of MCII Electric Company.

At September 30, 2000 the Company had borrowed the maximum available under its revolving credit facility. On October 25, 2000 the revolving credit facility was increased to $2,800,000, with a maturity date of March 25, 2001. The borrowing on this facility at November 13, 2000 was $2,550,000.

The Company believes that improving profits in the third and fourth quarters of the current fiscal year will enable it to be in compliance with all debt covenants at March 31, 2001, and will produce cash flows sufficient to reduce the reliance on the revolving credit facility.

Outlook for Fiscal Year 2001 and Beyond
---------------------------------------

On August 29, 2000, the Company's wholly-owned subsidiary, MCII Electric Company, received first article approval to proceed with production on the Department of the Army contract requiring tactical quiet generators. This marked the end of a three-year development program that required the development of a computer-driven digital control system that will be the operating format for a fully-functional OSHA-approved diesel system. There are currently in excess of 2000 units on order and it is anticipated that more than 3000 will be purchased against this contract providing revenues of up to $70 million.

The Company also received orders for equipment on four additional DDG51-class destroyers and one LPD17 amphibious assault ship, totaling approximately $19 million. With these orders, the Company now has orders for equipment for six DDG-class destroyers and four LPD-class amphibious assault ships in various phases of production. The total number of destroyer equipment packages to be built is now expected to be 15 to 18 dependent on future shipbuilding Congressional budgets. There will be a total of 12 ships in the LPD class for which the

Company will supply equipment. Revenues for these programs will continue through 2005.

The combination of the above long-term contracts will afford the Company a strong base from which to build and strategically position itself given the near-term requirements for the new millennium DD21-class destroyer and the CVN77/CVX aircraft carriers.

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


DATE: November 16, 2000             WESTWOOD CORPORATION



                                    By:   /s/ Ernest H. McKee
                                         -------------------------
                                         President and
                                         Chief Executive Officer



                                    By:   /s/ John P. Gigas
                                         -------------------------
                                         Secretary/Treasurer and
                                         Chief Financial Officer