Form 10-Q
period 2000-12-31
WESTWOOD CORP/NV/
filed 2001-02-20
CIK 876884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    December 31, 2000                   .
                               ---------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ______________
Commission File Number:  0-19381
                        --------


                              WESTWOOD CORPORATION
             (Exact name of registrant as specified in its charter)


         Nevada                                                 87-0430944
------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
     of incorporation)                                     Identification No.)

12402 East 60th Street, Tulsa, Oklahoma                            74146
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (918) 252-0481

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

           Common                            Outstanding at February 14, 2001
-----------------------------                --------------------------------
Common Stock, $.003 par value                            6,891,647

                                     INDEX
                                     -----

                                                                    Page No.
                                                                    -------
Part I    Financial Information:

          Consolidated Balance Sheets as of
          December 31, 2000 and March 31, 2000                           1

          Consolidated Statements of Operations
          for the third quarter and nine months
          ended December 31, 2000 and 1999                               3

          Consolidated Statement of Cash Flows
          for the nine months ended December 31,
          2000 and 1999                                                  4

          Notes to Consolidated Financial Statements                     5

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                     9

Part II   Other Information:                                            13

               Item 1.  Legal Proceedings
                            (None)

               Item 2.  Changes in Securities
                            (None)

               Item 3.  Defaults Upon Senior Securities
                            (None)

               Item 4.  Submission of Matters to a Vote
                        of Security Holders                              13

               Item 5.  Other Information
                            (None)

               Item 6.  Exhibits and Reports on Form 8-K                 13

Signatures                                                               14

                                      (i)

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                               December 31       March 31
                                                  2000             2000
                                             ----------------------------
                                               (Unaudited)

Assets

Current assets:
 Cash and cash equivalents                        $    71        $   293
 Accounts receivable (including retainage
   receivable of $405 at December 31, 2000
   and $69 at March 31, 2000), net
   of allowance for doubtful accounts               3,297          2,522
 Costs and estimated earnings in excess of
   billings on uncompleted contracts                1,315          2,156
 Inventories, primarily raw materials
   and purchased parts                              5,704          3,470
 Prepaid expenses                                     120             67
 Note Receivable                                      250            227
                                                  -------        -------

Total current assets                               10,805          8,735

Plant and equipment, at cost:
 Leasehold improvements                               379            251
 Machinery and equipment                            4,682          4,557
 Patterns and tools                                   109            100
                                                  -------        -------
                                                    5,170          4,908
Accumulated depreciation                           (3,486)        (3,069)
                                                  -------        -------
                                                    1,684          1,839

Goodwill (net)                                      4,443          4,735

Long-term accounts receivable, retainage              202            270
Note receivable                                       218            441
Deferred charges & other                               49             57
                                                  -------        -------

Total Assets                                      $17,354        $16,077
                                                  =======        =======


See accompanying notes.

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                              December 31    March 31
                                                 2000          2000
                                          -------------------------------
                                              (Unaudited)

Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                                 $ 3,750     $4,301
 Accrued liabilities                                  852      1,371
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                2,843      1,201
 Current portion of long-term debt                  3,156      1,158
                                                  -------     ------

Total current liabilities                          10,601      8,031


Long-term debt                                      2,284      2,686



Stockholders' equity:
 Preferred stock, 5,000,000 shares authorized,
   $.001 par value, no shares issued and
   outstanding                                          -          -
 Common stock, 20,000,000 shares authorized,
   $.003 par value, 6,891,647 shares issued
   and outstanding at December 31, 2000 and
   March 31, 2000                                      21         21
 Capital in excess of par value                     5,978      5,978
 Accumulated deficit                               (1,435)      (544)
                                                  -------    -------
                                                    4,564      5,455
 Less: Treasury stock, 127,000 shares                 (95)       (95)
                                                  -------    -------
Total stockholders' equity                          4,466      5,360
                                                  -------    -------

Total liabilities and stockholders' equity        $17,354    $16,077
                                                  =======    =======


See accompanying notes.

                              WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                              Third Quarter Ended              Nine Months Ended
                                                  December 31                     December 31
                                               2000         1999               2000         1999
                                         ---------------------------         ------------------------
                                                  (Unaudited)                     (Unaudited)
Sales                                    $   10,614       $    4,133         $   22,214    $   13,073

Cost of sales                                 9,628            3,348             19,696        10,653
                                         ----------       ----------         ----------    ----------

Gross profit                                    986              785              2,518         2,420

Operating expenses:
   Selling, general &
     administrative                           1,001            1,136              3,015         3,627
                                         ----------       ----------         ----------    ----------

Operating loss                                  (15)            (351)              (497)       (1,207)

Other income (expense):
   Interest expense                            (133)             (61)              (354)         (306)
   Other income (expense)                       (22)              88                 43           135
   Gain on sale of product lines                  -                -                  -           309
                                         ----------       ----------         ----------    ----------

                                               (155)              27               (311)          138
                                         ----------       ----------         ----------    ----------

Loss before taxes                              (170)            (324)              (808)       (1,069)

Provision for (benefit from)
     income taxes                                83                -                 83          (211)
                                         ----------       ----------         ----------    ----------

Net loss                                 $     (253)      $     (324)        $     (891)   $     (858)
                                         ==========       ==========         ==========    ==========

Basic and diluted loss per share         $    (.037)      $    (.047)        $    (.129)   $    (.124)

Weighted average common shares
used in computing basic and
diluted earnings per share                6,891,647        6,891,647          6,891,647     6,891,647


See accompanying notes.

                              WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                 Nine Months Ended
                                                                    December 31
                                                                  2000      1999
                                                                ------------------
                                                                    (Unaudited)
Operating activities

Net loss                                                         $  (891)   $  (858)
Adjustments to reconcile net loss
to cash provided (used) by operations:
 Depreciation and amortization                                       747        681
 Non-cash interest income                                            (50)         -
 Gain on sale assets                                                   -       (309)

Cash flows impacted by changes in:
 Accounts receivable                                                (775)      (464)
 Costs and estimated earnings in excess
   of billings on uncompleted contracts                              841       (166)
 Inventories                                                      (2,234)    (1,141)
 Prepaid expenses                                                    (53)       (34)
 Long-term accounts receivable, retainage                             68        213
 Deferred charges                                                      8          -
 Accounts payable                                                   (551)       606
 Accrued liabilities                                                (519)       113
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                               1,642      1,010
 Income taxes payable/receivable                                       -        789
 Other                                                                 -         16
                                                                 -------    -------

Net cash provided (used) by operating activities                  (1,767)       456

Investing activities

Purchase of plant and equipment                                     (301)      (469)
Receipt of payment on note receivable                                250          -
Proceeds from sales of assets                                          -      1,849
                                                                 -------    -------

Net cash provided (used) by investing activities                     (51)     1,380

Financing activities

Principal payments on debt                                          (542)    (7,969)
Borrowings on debt                                                 2,138      4,000
Proceeds from issuing convertible debentures                           -      1,000
Acquisition of treasury stock                                          -        (95)
                                                                 -------    -------

Net cash provided (used) by financing activities                   1,596     (3,064)
                                                                 -------    -------

Net decrease in cash                                                (222)    (1,228)
Cash at beginning of period                                          293      1,283
                                                                 -------    -------

Cash at end of period                                            $    71    $    55
                                                                 =======    =======

See accompanying notes.

                             WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood wholly-owned subsidiaries NMP Corp., TANO Corp., and MCII Electric Company, Inc. Consolidated operations for Westwood include Peter Gray Corporation only through April, 1999, when its operations ceased, and NMP Corp. marine hardware products only through July, 1999, when these hardware-related assets were sold. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal third quarter and nine months ended December 31, 2000, may not necessarily be indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 2000.

Note 2 - Sale of Businesses
---------------------------

In the first quarter of fiscal 2000, the Company ceased the operations of Peter Gray, and sold certain of its assets for $696,000. In connection with this sale, the Company recorded a gain on disposal of $294,000 in fiscal year 2000.

In July, 1999, the Company sold certain marine hardware-related assets of NMP Corp. which generated operating losses in fiscal 1999 and the first quarter of fiscal 2000, for a total sales price of $2,000,000. Of the sales price, $1,100,000 was paid at closing, with $150,000 to be paid within 90 days. The remaining balance of $750,000 is to be paid in three annual installments of $250,000 beginning on September 1, 2000, and is represented by a non-interest bearing note receivable. The note has been discounted at the borrowing rate of the Company and at December 31, 2000, is reflected as a $250,000 short-term receivable and a $250,000 long-term note receivable at the discounted net present value. The Company recorded a $15,000 gain in the second quarter of fiscal 2000 in connection with the sale, and proceeds were used to reduce debt.

Note 3 - Long-Term Debt
-----------------------

The Company entered into a new credit facility in August 1999, which was renewed in August 2000 with the same lender. In August 1999, the Company entered into a new five year $2,000,000 term note with principal and interest installments due monthly. The five year term note continues to be paid monthly and matures August 13, 2004.

In October 2000, the revolving credit facility was increased to $2,800,000. As additional security for the $800,000 increase in the revolving credit facility, Ernest McKee, the Company's President, provided a personal guarantee and a pledge of 750,000 shares of the Company's common stock owned by him. Mr. McKee's guarantee and pledge of common stock is limited to the repayment of the additional $800,000 on the revolving credit facility. The new agreement matures on March 25, 2001. At December 31, 2000, there was no remaining borrowing available on the revolving credit facility. The Company is currently negotiating with its revolving credit facility lender to extend the credit facility and adjust the covenants to those to which the Company can comply by either March 31, 2001, or June 30, 2001. The Company is presently exploring, and has prospects for, an additional source of debt funding. Management has determined that additional funding, whether through debt or equity sources, will be required in the very near future for operations of the Company to continue.

In December 1999, the Company completed a $1,000,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors as well as officers and directors of the Company. The debentures bear interest of 10% per annum and mature on December 22,2004. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 500,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance. The amount of warrants exercisable is dependent upon the market price of the stock. As of December 31, 2000, none of the warrants were exercisable.

In connection with the December 1999 settlement of contingencies related to the acquisition of MCII Electric Company in May 1997, the Company settled the 1997 $1,500,000 non-interest bearing note payable to the seller of MCII Electric Company with a $100,000 payment in cash and a new non-interest bearing note in the amount of $300,000 payable in eight quarterly installments of $37,500 each, beginning April 2000. The Company has recorded the new note at a discount rate of 8.25%, which was consistent with the rate obtainable from its lender. The balance of the note at the discounted value at December 31, 2000 is $143,000, which is all short-term.

Note 4 - Income Taxes
---------------------

The Company generated a federal net operating loss carryforward in the first nine months of fiscal 2000 and 2001, whereby no deferred tax asset was established. The provision for income taxes for the nine months ended December 31, 2000, is due to state income taxes. The Company filed an amended tax return for the fiscal year ended March 31, 1999, which resulted in a refund of $211,000 and was recorded as a tax benefit in the nine months ended December 31, 1999.

Note 5 - Comprehensive Income
-----------------------------

For the third quarter and nine month periods ended December 31, 2000, and 1999, respectively, comprehensive loss and net loss are the same.

Note 6 - Segment Information
----------------------------
       (In Thousands)

                                    Revenues
                          --------------------------
Three Months Ended                  Inter-               Net Income    Total
Dec. 31, 2000             External  Segment    Total       (Loss)      Assets
-------------             --------  -------    -----     ----------    ------

Marine Switchgear         $  4,492  $   719   $ 5,211      $   350    $ 17,738
Mobile Power Systems         5,056        -     5,056         (399)      4,268
Engineered Automation
  Controls                   1,066      479     1,545            -       4,818
Other                            -        -         -          (96)     12,356
Eliminations                     -   (1,198)   (1,198)        (108)    (21,826)
                          --------  -------   -------      -------    --------
Total                     $ 10,614  $     -   $10,614      $  (253)   $ 17,354
                          ========  =======   =======      =======    ========

                                    Revenue
                                    -------
Three Months Ended                  Inter-               Net Income    Total
Dec. 31, 1999             External  Segment    Total       (Loss)      Assets
------------------        --------  -------    -----     ----------    ------

Marine Switchgear         $  1,719  $    86   $ 1,805      $    10    $ 14,062
Mobile Power Systems           839        -       839         (222)      7,352
Engineered Automation
  Controls                   1,575      136     1,711           54       4,707
Other                            -        -         -         (314)     13,670
Eliminations                     -     (222)     (222)         148     (23,388)
                          --------  -------   -------      -------    --------
Total                     $  4,133  $     -   $ 4,133      $  (324)   $ 16,403
                          ========  =======   =======      =======    ========

                                    Revenues
                                    --------
Nine Months Ended                   Inter-               Net Income    Total
Dec. 31, 2000             External  Segment    Total       (Loss)      Assets
-----------------------   --------  -------    -----     ----------    ------

Marine Switchgear         $ 10,204  $ 1,826   $12,030      $   514    $ 17,738
Mobile Power Systems         8,162        -     8,162       (1,069)      4,268
Engineered Automation
  Controls                   3,848    1,016     4,864          144       4,818
Other                            -        -         -         (165)     12,356
Eliminations                     -   (2,842)   (2,842)        (315)    (21,826)
                          --------  -------   -------      -------    --------
Total                     $ 22,214  $     -   $22,214      $  (891)   $ 17,354
                          ========  =======   =======      =======    ========

                                    Revenues
                                    --------
Nine Months Ended                   Inter-               Net Income    Total
Dec. 31, 1999             External  Segment    Total       (Loss)      Assets
-----------------------   --------  --------   -----     ----------    ------

Marine Switchgear         $  5,304  $   351   $ 5,655      $   118    $ 14,062
Mobile Power Systems         2,549        -     2,549       (1,458)      7,352
Engineered Automation
  Controls                   5,220      253     5,473          472       4,707
Other                            -        -         -         (534)     13,670
Eliminations                     -     (604)     (604)         544     (23,388)
                          --------  -------   -------      -------    --------
Total                     $ 13,073  $     -   $13,073      $  (858)   $ 16,403
                          ========  =======   =======      =======    ========

                             WESTWOOD CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 2000

GENERAL
-------

Results of Operations - Third Quarter Ended December 31, 2000 and 1999
----------------------------------------------------------------------

For the third quarter ended December 31, 2000, the Company had a net loss of $253,000 compared to a net loss of $324,000 for the same quarter last year. The net loss per share was $.037 compared to a net loss of $.047 for the same quarter last year.

Consolidated sales for the third quarter increased $6,481,000 to $10,614,000 which compares to $4,133,000 for the same quarter last year.

A breakdown of sales by company segments follows:

 . Marine Switchgear sales by NMP Corp. were $5,211,000 for the third quarter compared to $1,805,000 for the same period last year. The increased volume was due to progress on the recently awarded DDG51 destroyer contracts.

 . Mobile Power System revenues by MCII Electric Company increased to $5,056,000 versus $839,000 for the same period last year. The large increase was due to the improved volume of shipments on the tactically quiet generators ("TQG") program.

 . Engineered Automation Controls sales by TANO Corp. were $1,545,000, compared to $1,711,000 for the same period last year, a decrease of 10.7%. The lower sales is a result of production delays on the new Multi Function Monitors (MFM 3's) due to ongoing design reviews.

Gross profit for the quarter, as a percentage of sales, was 9.3% compared to 19% for the same period last year. Mobile Power System sales, which accounted for 47.6% of total 2000 sales, had only a 1% gross margin on the TQG units. Marine Switchgear sales had a 15.6% gross margin, down from last year due to the non-recurring costs experienced on the new DDG51 contracts.

The Company incurred an operating loss of $15,000 compared to a loss of $351,000 for the same period last year. The improvement was primarily due to the increased sales volume and a $135,000 decrease in selling, general and administrative expenses due to the elimination of certain incentive bonuses because profit objectives were not met.

Interest expense was $133,000 for the quarter compared to $61,000 for the same period last year. The increase was due to increased borrowings and increased interest rates.

Nine Months Ended December 31, 2000 and 1999
--------------------------------------------

For the nine months ended December 31, 2000, the Company incurred a net loss of $891,000 compared to a net loss of $858,000 for the same period last year. Net loss per share was $.129 compared to a net loss of $.124 per share for the same period last year.

Sales for the nine months ended December 31, 2000, were $22,214,000 compared to $13,073,000 for the same period last year. Marine Switchgear sales increased 112.7% due to progress on the DDG51 contracts and Mobile Power Systems sales increased 220% over the same period last year due to the increasing volume of shipments on the TQG program. Engineered Automation Controls sales declined 11.1% due to delays in the production of the MFM 3's.

For the nine months ended December 31, 2000, gross profit was 11.3% compared to 18.5% for the same period last year. Gross profit on the TQG units is only 1%. The gross profit on the Marine Switchgear sales was impacted by the non-recurring costs which are to be expected on the lead ship of any new program.

The Company incurred an operating loss of $497,000 for the nine months ended December 31, 2000, compared to an operating loss of $1,207,000 for the same period last year. The reduction in the operating loss for the period was primarily the result of the increased sales volume and a $612,000 decrease in selling, general and administrative expenses, which was due to the sale of the marine hardware line, personnel reductions in Marine Switchgear, and the elimination of certain bonus incentives.

Liquidity and Capital Resources
-------------------------------

Operating activities for the nine months ended December 31, 2000, resulted in a cash usage of $1,767,000. The major items providing cash were depreciation and amortization of $747,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1,642,000, and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $841,000. Major uses of cash included increased inventories of $2,234,000, increased accounts receivable of $775,000, decreased accounts payable of $551,000, decreased accrued liabilities of $519,000 and the net loss for the nine months ending December 31, 2000 of $891,000.

Investing activities resulted in a cash usage of $51,000. Purchases of equipment for $301,000 was partially offset by the collection of a note receivable of $250,000.

Financing activities included cash provided through increased borrowings on the revolving credit facilities of $2,138,000. This was partially offset by payments on debt of $542,000. The net cash provided by financing activities was $1,596,000.

Net cash usage for the nine months ended December 31, 2000, was $222,000.

In October 2000, the revolving credit facility was increased to $2,800,000. As additional security for the $800,000 increase in the revolving credit facility, Ernest McKee, the Company's President, provided a personal guarantee and a pledge of 750,000 shares of the Company's common stock owned by him. Mr. McKee's guarantee and pledge of common stock is limited to the repayment of the additional $800,000 on the revolving credit facility. The new agreement matures on March 25, 2001. At December 31, 2000, there was no remaining borrowing available on the revolving credit facility. The Company is currently negotiating with its revolving credit facility lender to extend the credit facility and adjust the covenants to those to which the Company can comply by either March 31, 2001, or June 30, 2001. The Company is presently exploring, and has prospects for, an additional source of debt funding. Management has determined that additional funding, whether through debt or equity sources, will be required in the very near future for operations of the Company to continue.

Outlook for Fiscal Year 2002 and Beyond
---------------------------------------

As of December 31, 2000, the Marine Switchgear segment of the Company has firm orders for electric control components for eight DDG-51 Arleigh Burke class destroyers and four LPD-17 San Antonio class amphibious assault ships with aggregate future revenues of approximately $40 million. In addition, there are options for an additional ten DDG-51 class destroyers and an additional eight LPD-17 class amphibious ships. These two programs are the backbone of NMP Corp.'s revenue stream going forward into fiscal year 2002. Revenues from these two major programs are expected to continue through fiscal year 2006.

Subsequent to December 31, 2000, the Company has been awarded equipment contracts for two mine sweeper hunters to be built by the Republic of Korea navy. The orders will ship in fiscal year 2001. In addition, the Company is bidding on the second of three Korean destroyers as well as a new class amphibious assault ship.

Currently, with orders received from the Army subsequent to December 31, 2000, the Company's wholly-owned subsidiary, MCII Electric Company, Inc., has orders for a total of 2,486 TQGs set for production through 2003. Future revenues from this program for the remainder of fiscal year 2001 through fiscal year 2003 are expected to total approximately $51 million. The rate of production of the generator sets for the Army has seen marked improvement in January of 2001.

The major programs mentioned above are expected to result in higher levels of revenue in fiscal 2002 as compared to the last four fiscal years. In addition, there continue to be major programs with the Army and the Navy, including the new DD-21 Zumwalt class destroyer, LHD and others for which the Company will have bidding opportunities in the near future.

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

PART II   OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders
-------

The annual meeting of the shareholders of the Company was held on December 14, 2000. By the vote of a majority of the shareholders entitled to vote at the meeting, directors were elected as follows:


                               For      Withheld
                               ---      --------

     Ernest H. McKee        5,029,277   164,119
     Richard E. Minshall    5,029,277   139,441
     Anthony Pantaleoni     5,029,277   184,483
     John H. Williams       5,029,277   194,410
     William J. Preston     5,029,277   143,841

In addition, the shareholders approved an amendment of the 1992 Directors' Stock Option Plan to extend its term through March 24, 2005, by casting 5,012,045 votes for the proposal and 394,924 votes against the proposal, with 12,294 abstentions.

Further, the shareholders approved the adoption of the 2000 Directors' Stock Option Plan and the options to acquire 50,000 shares of the Company's common stock issued to the Directors of the Company thereunder, by casting 5,003,671 votes for the proposal and 403,963 votes against the proposal, with 11,629 abstentions.

Item 6.
-------

(a)  The following document is filed as an exhibit to this Form 10-Q:

     Exhibit 27 - Financial Data Schedule.

(b) No reports on Form 8-K have been filed during the period for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



DATE: February 16, 2001            WESTWOOD CORPORATION




                              By:    /s/ Ernest H. McKee
                                   -------------------------------
                                   Ernest H. McKee, Director
                                   President and
                                   Chief Executive Officer



                              By:    /s/ John P. Gigas
                                   -----------------------------
                                   John P. Gigas,
                                   Secretary/Treasurer and
                                   Chief Financial Officer