Form 10-K405/A
period 2000-03-31
WESTWOOD CORP/NV/
filed 2001-04-04
CIK 876884

FILED: April 4, 2001


                                  FORM 10-K/A
                                AMENDMENT NO. 1

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2000

                       Commission file number: 0-19381

                             WESTWOOD CORPORATION
            (Exact name of Registrant as specified in its charter)

                   Nevada                                        87-0430944
                   ------                                        ----------
       (State or other jurisdiction                             (IRS Employer
     of incorporation or organization)                       Identification No.)

  12402 East 60th Street, Tulsa, Oklahoma                           74146
  ---------------------------------------                           -----
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

                      DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index at page 30.

                               EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A amends and restates information previously provided reported in the Company's report on Form 10-K, filed July 14, 2000. The following sections of Form 10-K have been amended herein:

Part I, Item 1.     Business
Part II, Item 7.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operation
Part III, Item 10.  Directors and Executive Officers of the Registrant
Part IV, Item 14.   Exhibits, Financial Statements, Schedules, and Reports on
                    Form 8-K

                               TABLE OF CONTENTS

                                                                                         Page
Item Number and Caption                                                                 Number
-----------------------                                                                 ------
PART I
------

     1.        Business                                                                    1

     2.        Properties                                                                  7

     3.        Legal Proceedings                                                           7

     4.        Submission of Matters to a Vote of Security Holders                         7

PART II
-------

     5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters                                                       7

     6.        Selected Financial  Data                                                    8

     7.        Management's Discussion and Analysis of Financial

               Condition and Results of Operations                                         9

     7A.       Market Risk Disclosures                                                    14

     8.        Financial Statements and Supplementary Data                                14

     9.        Changes in and Disagreements with Accountants on

                 Accounting and Financial Disclosure                                      14

PART III
--------

     10.       Directors and Executive Officers of  the Registrant                        14

     11.       Executive Compensation                                                     16

     12.       Security Ownership of Certain Beneficial Owners
                 and Management                                                           26

     13.       Certain Relationships and Related Transactions                             29

PART IV
-------

     14.       Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K                                                        30

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

Mobile Power Systems
--------------------

MC II, acquired by the Company in 1997, is in the business of designing and manufacturing a broad family of diesel, gasoline, natural gas and turbine mobile electrical generator sets for both military and commercial applications. MC II employs approximately 46 employees.

MC II's backlog consists primarily of the final development and production of the next generation of 30-60 kilowatt technical quiet generator (ATQG") sets for the U.S. Army. MC II is also an important supplier of generator replacement spare parts, and is one of just a few manufacturers capable of supporting substantially all of the generator sets utilized by the Department of Defense.

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

Peter Gray Corporation Asset Sale
---------------------------------

In April 1999, the Company, through its wholly owned subsidiary, Roflan Associates, Inc., a Massachusetts corporation "Roflan"), closed a sale of the assets of Roflan's wholly owned subsidiary, Peter Gray Corporation, a Massachusetts corporation ("Peter Gray"). Belmet Products, Inc. ("Belmet"), purchased certain specified equipment, inventory, customer lists and marine symbol line tooling from Peter Gray. Asset sales and liquidation proceeds totaled $696,000 for the fiscal year ended March 31, 2000.

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

The majority of the Company's contracts are the result of Requests for Quotations ("RFQ"), which is a contracting process where the customer requires detailed management and technical proposals, including detailed pricing data, and thereafter establishes a firm fixed price contract with the selected bidder. These contracts generally constitute a development contract for equipment design with an ensuing manufacturing contract for the delivery of equipment and related support services once the development units are approved for production by the customer. Revenues and estimated earnings under long-term fixed-price production contracts are recorded on a percentage of completion basis, generally using units of delivery as the measurement basis for effort accomplished. For long-term contracts which, among other things, provide for the delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, the Company generally recognizes revenues and costs on the percentage-of-completion method, measured by the percentage of total labor costs or total costs incurred to date to estimated total labor costs or total costs for each contract. All other revenues are recognized when units are shipped.

The Company normally issues progress billings upon achieving certain milestones defined in the development contracts. The timing of the progress billings is intended to fund 90% to 100% of actual costs under the long-term contracts of the Company.

These contracts may be for up to three years and contain options for additional units at the discretion of the customers, primarily the Department of Defense based upon its procurement budget as approved by the United States Congress. To meet production and delivery requirements and, in some cases, in anticipation of the exercise of options for additional units, the Company must purchase significant amounts of inventory. Beginning in fiscal year 1998, certain long-term contracts began to expire and options for additional units were not exercised due to cutbacks in appropriations in Department of Defense spending and the award of a large follow on contract to a competitor. This trend began to reverse in fiscal year 2000 with the addition of new long-term contracts at NMP and TANO. The Company acquired MC II and TANO to expand its product offerings. MC II's TQG contract, a new product for the Company and MC II, was purchased in the development stage and significant cost overruns were incurred to meet customer specifications. Such specifications were met in the fourth quarter of fiscal 2000 and production of the TQG unit began in first quarter of fiscal 2001.

All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls and standard provisions for termination at the convenience of the U.S. government. Upon termination, other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit.

Companies supplying defense related equipment to the U.S. government are subject to certain additional business risks peculiar to the industry. Among these risks are the ability of the U.S. government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the U.S. government, changes in the U.S. government's procurement policies and the need to bid on programs in advance of design completion. A reduction in expenditures by the U.S. government for products and services of the type manufactured and provided by the Company, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company or substantial cost overruns could have an adverse effect on the Company.

There are a limited number of U.S. government defense programs with uncertain levels of funding. The defense programs in which the Company is involved must compete with other defense programs for this limited funding. The defense programs are also normally subject to termination by the government for convenience. The funding of defense programs also competes with non-defense spending of the U.S. government. Budget decisions made by the U. S. government are outside the Company's control and have long-term consequences for the size and structure of the Company.

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

            Quarter Ended    High Bid  Low Bid   Cash Dividends
            -------------    --------  -------   --------------

            Mar. 31, 2000    $ 1.00    $0.6875        $0.00
            Dec. 31, 1999      1.125    0.625          0.00
            Sept. 30, 1999     1.125    0.5625         0.00
            June 30, 1999      1.125    0.5938         0.00

            Mar. 31, 1999    $ 1.00    $0.5625        $0.00
            Dec. 31. 1998      1.25     0.6875         0.00
            Sept. 30, 1998     1.875    0.6875         0.00
            June 30, 1998      1.50     0.9375          .01

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

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included in this report:

                                      Fiscal Years Ended March 31
                           ---------------------------------------------

                           2000        1999      1998       1997    1996
                           ----        ----      ----       ----    ----

                               (In thousands, except per share data)

Sales                    $18,052     $30,390    $29,435   $33,408  $29,480
Net Income (Loss)         (1,715)     (2,844)    (1,317)    1,631    1,237
Total Assets              16,077      19,683     24,831    16,156   15,724
Long-Term Debt             2,686         557      3,152       600       67
Per Basic and Diluted
 Common Share*:
  Net Income (Loss)         (.25)       (.41)      (.19)      .24      .18
  Cash Dividends              --         .01        .04       .03      .03

*Per share amounts have been adjusted to reflect annual 10% stock dividends declared in fiscal 1996, 1997 and 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management comments regarding the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included herein. The analysis includes the Company's wholly-owned subsidiaries NMP, TANO and MC II. Roflan and Peter Gray were completely wound down in fiscal year 2000.

Twelve Months Ended March 31, 2000 and 1999
-------------------------------------------

For the fiscal year ended March 31, 2000, the Company incurred a net loss of $1,715,000, compared to a net loss of $2,844,000 for the fiscal year ended March 31, 1999. The loss per share was $.25, compared to a loss of $.41 per share last year. Consolidated revenues for the fiscal year ended March 31, 2000, decreased 40.6% to $18,052,000, compared to $30,390,000 for last year. This decrease resulted primarily from the cessation of operations of Peter Gray and NMP's marine hardware product lines in fiscal year 2000 ($4,438,000) and the reduced sales of MEP-12 and TQG First Article Test units by MC II in fiscal year 2000 ($9,501,000) and was offset by a $1,441,000 increase in revenues at TANO due to a new long term contract received in fiscal year 2000.

Mobile power system revenues at MC II were $3,228,000, a 74.6% decrease from last year's revenues of $12,729,000. The lower sales volume was due to the shipment of the TQG First Article Test units in the second quarter of fiscal year 1999 ($1,526,000), while delivery of the initial TQG production units will occur during the second quarter of fiscal year 2001. Also the MEP-12 Contract was primarily completed in fiscal year 1999. Completion of this contract caused a $7,696,000 decrease in fiscal year 2000.

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

Gross profit as a percentage of sales improved to 18.6%, compared to 8.4% in fiscal year 1999. The improvement in gross profit for fiscal year 2000 resulted from increased production, enabling the Company to better absorb fixed plant overheads. Production is increasing to meet delivery dates in fiscal 2001 on new long-term contracts and the TQG production units. The substantial reduction of write-downs for obsolete or slow-moving inventories also contributed to the higher gross profit.

Writedowns in fiscal year 1999 were $691,000 in relation to the anticipated sale of the marine electrical hardware product line in the second quarter of fiscal 2000 and the completion of long-term production contracts at NMP in fiscal year 1999, and $269,000 at MC II due to the completion of the MEP-12 contract and continued evaluation of generator inventory levels. Last year's gross profit margins were also impacted by cost overruns of $478,000 incurred to meet fiscal 1999 shipping dates for the TQG test units. The TQG contract is the reason the Company purchased MC II in May 1997. The overruns incurred on the development portion of this long-term contract were due to testing requiring revisions to this new generation of tactical quiet generator. Such revisions were required to meet the U.S. government requirements before production on contract units could begin. Losses incurred in fiscal year 2000 of $335,000 relate to final costs incurred on the development portion of the long-term TQG contract and the completion of the MEP-12 long-term contract at MC II. Warranty reserves also increased in fiscal 2000 by $185,000 due to expected costs to be incurred on NMP's new version of its multi-function monitor.

Operating Expenses were $5,065,000 for fiscal year 2000, compared to $5,354,000 for last year, a 5.4% decrease. Marketing and selling expenses accounted for $429,000 of the decrease in operating expenses. The sale of the hardware products line at the end of the first quarter accounted for most of the reduction in marketing and selling expenses. This decrease was offset by a $140,000 increase in general and administrative expenses due to increased professional services for financial planning and assistance with an Internal Revenue Service audit. Interest expense decreased from $746,000 to $430,000 due to reduced borrowings. The Company realized a net gain of $190,000 on the sale of subsidiary product lines.

The income tax benefit effective rate is 5% compared to 17% for the previous year. The decrease is due to an additional $333,000 valuation allowance on net deferred tax assets resulting from the uncertainty of their realization, as well as $137,000 of revisions to prior year's estimated taxes.

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

Gross profit as a percentage of sales declined to 8.4% in fiscal year 1999, compared to 16.3% for the previous year. The substantial decline in gross profit was primarily due to continued costs incurred in connection with the first article testing phase of the TQG development contract, lower backlog of electrical switchgear contracts to absorb fixed plant costs, and $960,000 in inventory write-downs for excess, obsolete and slow-moving materials. The inventory writedowns were due to excess inventory resulting from the completion of long-term production contracts in 1999 at MC II and NMP and continued evaluation of generator and marine electrical hardware inventory levels.

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

Liquidity and Capital Resources
-------------------------------

Cash flow from operations for the fiscal year ended March 31, 2000 was $1,043,000. During this period, cash was provided by depreciation and amortization of $933,000; decreases in accounts receivable of $1,174,000, long-term accounts receivable retainage of $264,000, and income taxes receivable of $789,000, increased progress billings in excess of costs and estimated earnings on uncompleted contracts of $700,000; and increases in accounts payable of $1,904,000. Major uses of cash were increases in inventory of $2,737,000, reductions of accrued liabilities of $148,000, and the net loss of $1,715,000.

Accounts receivable and long-term accounts receivable retainage collections increased $134,000 due to completion of long-term production contracts and the collection of $1,040,000 of receivables related to the operations of Peter Gray and NMP's marine electrical hardware business which were sold in fiscal 2000. Income taxes receivable decreased due to the collection of the receivable related to the carryback of the fiscal 1999 net loss to previous periods whereby previously paid income taxes were claimed for refund.

Throughout the fourth quarter of fiscal year 2000, the Company was allowed, under contract agreement, to invoice the U.S. Army for the receipt of major materials received under the TQG contract. At the end of the fiscal year, the proceeds from these progress billings, in the amount of $2.1 million, were used to fund the payment of materials and labor required under the contract. In the first quarter of fiscal 2001, the Company began to produce the generator sets on a commercial basis and anticipates that cash receipts for units which are not 100% progress billed will begin to be received in fiscal 2001. NMP also met certain milestones in fiscal 2000 that allowed progress billings on new long-term contracts entered into in fiscal 2000.

Inventory and accounts payable have also increased due to the new contracts entering into production late in the year at MC II and NMP. Accrued liabilities decreased due to the settlement of certain liabilities of Peter Gray, which ceased operations in the first quarter of fiscal 2000.

Investing activities for fiscal year 2000 included purchases of $637,000 of equipment. These purchases were primarily in connection with the relocation of MC II's manufacturing facilities to Tulsa, Oklahoma. The relocation was completed in April 2000. Investing activities for fiscal year 2000 also included $1.9 million in proceeds from the sale of certain assets of Peter Gray and NMP's marine electrical hardware product line.

Cash flow from operations for the fiscal year ended March 31, 1999 was $1,021,000. During this period, cash was provided by depreciation and amortization of $1,372,000 and reductions in costs and estimated earnings in excess of billings on uncompleted contracts of $2,229,000, inventories of $1,192,000 and accounts receivable of $977,000. Major uses of cash were the net loss of $2,844,000 and reductions in accounts payable of $1,573,000.

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

The only significant investing activities for the fiscal year 1999 were purchases of $353,000 for normal replacement of equipment and new computer equipment in connection with preparation for Year 2000 compliance.

Operating activities for the fiscal year ended March 31, 1998, resulted in net cash used of $3,247,000. During this period, cash was provided by major cash adjustments and sources of depreciation and amortization of $1,448,000 and an impairment loss of $440,000; reductions in accounts receivable of $356,000 and inventories of $242,000; and increases in accounts payable of $2,491,000 and accrued liabilities of $192,000. Major uses of cash were the net loss of $1,317,000, the gain on sale of a subsidiary of $797,000, increases in costs and estimated earnings in excess of billings on uncompleted contracts of $2,261,000; and reductions in billings in excess of costs and estimated earnings on uncompleted contracts of $3,156,000, and income taxes payable/receivables of $1,057,000.

The Company's fiscal 1998 cash flow and working capital was impacted during the latter half of the fiscal year, both as a result of the loss for the period, but also due to the completion requirements of certain MC II contracts and lower production activity and progress billings on major marine switchgear contracts. Completion of those contracts required the expenditures of substantial funds which the Company could only partially recover through progress billings.

The acquisition of TANO and MC II in the first quarter, and the sale of RoxCorp. in the second quarter were the significant investing activities affecting cash flow for the fiscal year ending March 31, 1998. To facilitate these acquisitions, the Company utilized available cash funds of $654,000, and borrowed a total of $4,500,000 of which $2,500,000 was under an amendment to the existing revolving credit agreement, and $2,000,000 under a short-term bank loan. In connection with the sale of RoxCorp., the Company received $2,389,000 and utilized $2,000,000 of the amount received to pay down its revolver loan balance with the balance used as working capital funds.

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

Richard E. Minshall has served as a Director of Westwood Corporation since 1988. Mr. Minshall has been President and Chairman of the Board of Directors of Capital Advisors, Inc., of Tulsa, Oklahoma, since 1978. Mr. Minshall is a Director of American Gilsonite and First National Bank & Trust Company of Broken Arrow. Mr. Minshall is a member of the Oklahoma Society of Financial Analysts and the Oklahoma Bar Association.

Anthony Pantaleoni has served as a Director of Westwood Corporation since 1988. Mr. Pantaleoni has been a member of the law firm of Fulbright & Jaworski L.L.P., New York, New York, since 1989. Mr. Pantaleoni is a Director of Universal Health Services, Inc., and AAON, Inc.

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

                                    Table I

                          Summary Compensation Table

                                                                                 Long-Term
                                             Annual Compensation(a)            Compensation
                                        -------------------------------    ---------------------
                                                                 Other
                                                                Annual     Securities  All Other
Name and                  Fiscal                                Compen-    Underlying   Compen-
Principal Position         Year         Salary      Bonus      sation(b)     Options   sation(c)
------------------         ----         ------      -----      --------      -------   ---------
Ernest H. McKee            2000        $225,000    $  ----        -            ----     $6,750
 Chief Executive           1999         225,000       ----        -            ----      5,606
 Officer                   1998         150,000     75,000        -            ----      4,500

John P. Gigas              2000        $ 86,000    $  ----        -            ----     $  860
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

                                   Table II

                       Option Grants in Last Fiscal Year

The only option grant to an Executive Officer was made on October 27, 1999, as part of the initial employment contract of Mr. John P. Gigas, the Company's Executive Vice President. Mr. Gigas= stock option provides him with the opportunity to purchase up to 120,000 shares of the common stock of the Company at an exercise price of $1.00 per share. The stock Option granted to Mr. Gigas vests at the rate of 30,000 shares at the end of each calendar quarter commencing December 31, 1999, and is exercisable through October 27, 2004. Accordingly, Mr. Gigas now has exercisable Options for 60,000 shares of the Company's common stock.

                                   Table III

                          Aggregated Option Exercises
                            in Last Fiscal Year and
                         Fiscal Year-End Option Values

                                                         Number of          Value of Unexercised
                                                    Unexercised Options     In-the-Money Options
                                                     at March 31, 2000        at March 31, 2000
                                                    -------------------     --------------------

                        Acquired on      Value      Exer-       Unexer-      Exer-       Unexer-
        Name              Exercise     Realized    cisable      cisable     cisable      cisable
        ----            -----------    --------    -------      -------     -------      -------
Ernest H. McKee              0            $0      116,830(a)   24,200(a)      $0            $0
John P. Gigas                0            $0       60,000(b)   60,000(b)      $0            $0

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

                                    Table IV

               Comparison of Five-Year Cumulative Total Return*
              Among Westwood Corporation, NASDAQ U.S. Stock Index
                      and S&P Electronic Defense Index**

                                   [GRAPHIC]


                   Tabular Description of Performance Graph

Measurement Period        Westwood         NASDAQ       S&P Electronic
(Fiscal Year Covered)    Corporation  U.S. Stock Index  Defense Index
---------------------    -----------  ----------------  --------------
March 31, 1995               $100              $100            $100
FYE 03/31/96                  104.88            134.77          235.25
FYE 03/31/97                   94.42            149.12          233.11
FYE 03/31/98                   97.45            225.15          333.32
FYE 03/31/99                   37.86            303.05          308.76
FYE 03/31/00                   41.30            564.40          790.14

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

                               Number of Shares

-------------------------------------------------------------------------------------------------------------------
    Name of Owner or                              10% Con-                                Common         Percent
   Identity of Group             Options          vertible            Warrants(a)        Stock(b)        of Out-
                                                   Subor-                                              standing(b)
                                                   dinated
                                                   Notes(a)
-------------------------------------------------------------------------------------------------------------------
Ernest H. McKee
2902 E. 74/th/ Street            141,030(c)           190,000             95,000         1,377,040             20%
Tulsa, Oklahoma 74136
-------------------------------------------------------------------------------------------------------------------

John P. Gigas
5423 East 106/th/ Street         120,000(d)              ----               ----              ----           ----
Tulsa, Oklahoma 74137
-------------------------------------------------------------------------------------------------------------------

William J. Preston
1717 Woodstead Court              50,000(e)           190,000             95,000           770,558           11.2%
The Woodlands, Texas 77380
-------------------------------------------------------------------------------------------------------------------

Richard E. Minshall
320 South Boston Avenue          141,030(c)           190,000(f)          95,000(f)        318,356(g)         4.6%
Suite 1300
Tulsa, Oklahoma 74103
-------------------------------------------------------------------------------------------------------------------

Anthony Pantaleoni
666 Fifth Avenue                 141,030(c)           165,000(h)          82,500(h)        196,938(i)         2.9%
New York, New York 10103
-------------------------------------------------------------------------------------------------------------------

John H. Williams, Sr.
1800 South Baltimore Ave.         55,000(j)            90,000             45,000            17,000             .3%
Tenth Floor
Tulsa, Oklahoma 74119
-------------------------------------------------------------------------------------------------------------------

Paul R. Carolus
8511 South Canton Avenue         116,830(k)              ----               ----           380,621            5.5%
Tulsa, Oklahoma 74137
-------------------------------------------------------------------------------------------------------------------

Robert E. Lorton
1440 South Owasso Avenue            ----                 ----               ----           348,491            5.1%
Tulsa, Oklahoma 74120-5609
-------------------------------------------------------------------------------------------------------------------

All Executive Officers
and Directors as a Group         648,080              825,000            412,500         2,679,892           38.9%
(6 persons)
-------------------------------------------------------------------------------------------------------------------


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


                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)

1. Financial Statements - The Financial Statement Index is found on page F-1, attached

2. Financial Statement Schedules - The Financial Statement Schedule Index is found on page F-1, attached

3. List of Exhibits - The following documents are included as exhibits to this Form 10-K. The exhibits listed below and incorporated by reference from previous filings are indicated as such by the information supplied in the parenthetical thereafter. Exhibits marked with an asterisk ("*") are filed herewith.

     2.1 Exchange Agreement between Westwood Corporation and NMP Corp. dated March 29, 1988 (Exhibit 2.1 to Form 10 Registration Statement, filed July 2, 1991 ("Form 10"))

     2.2  Asset Purchase Agreement between NMP Corp. and General Signal (Exhibit
          2.2 to Form 10)

     3.1  Articles of Incorporation of Westwood Corporation (Exhibit 3.1 to Form
          10)

     3.2  Bylaws of Westwood Corporation (Exhibit 3.2 to Form 10)

     3.3 Certificate of Amendment to Article IV of Articles of Incorporation of Westwood Corporation (Exhibit 3.3 to Form 8-K Report, filed February 6, 1992)

     4.1  Specimen Stock Certificate (Exhibit 4.1 to Form 10)

     4.2  Subordinated NMP Corp. Note (Exhibit 4.2 to Form 10)

     4.3* Westwood Corporation 10% Convertible Subordinated Note (Specimen), dated December 23, 1999

     4.4* Westwood Corporation Common Stock Warrant (Specimen), dated December 23, 1999

     10.1 Employment Agreement, as amended, of Ernest H. McKee (Exhibit 10.1 to Form 10)

     10.2 Employment Agreement, as amended, of Paul R. Carolus (Exhibit 10.2 to Form 10)

     10.3   Credit Agreement Fourth National Bank of Tulsa (Exhibit 10.3 to Form
            10)

     10.4 Bath Iron Works Corporation, contract for constructing DDG-51 Class Guided Missile Destroyer Program (Exhibit 10.4 to Form 8 Amendment No. 1 to Form 10, filed August 16, 1991 ("Form 10 Amendment"))

     10.5 China Shipbuilding Corporation, contract for construction of PFG-2 Guided Missile Frigate (Exhibit 10.5 to Form 10 Amendment)

     10.6 Exclusive Manufacturing and Territory Sales Agreement, dated January 22, 1992, between NMP Corp., and Roxtec AB (Exhibit 10.6 to Form 10-K for the year ended March 31, 1992, filed June 18, 1992)

     10.7   1992 Employees' Stock Option Plan of Westwood Corporation (Exhibit
            10.7 to Form 10-K for the year ended March 31, 1992, filed June 18,
            1992)

     10.8   1992 Directors' Stock Option Plan of Westwood Corporation (Exhibit
            10.8 to Form 10-K for the year ended March 31, 1992, filed June 18,
            1992)

     10.9 1992 Directors' Stock Option Plan as amended October 28, 1993 (Exhibit 10.9 to Form 10-K for the year ended March 31, 1994, filed June 29, 1994)

     10.10 Stock Purchase Agreement, by and between Roflan Associates, Inc., and the Company, dated May 1, 1996 (Exhibit to Form 8-K Report, filed May 15, 1996)

     10.11 Agreement of Purchase and Sale of Assets, by and between Westwood/TANO, Inc., and TANO Automation, Inc., dated May 13, 1997 (Exhibit to Form 8-K Report, filed June 5, 1997)

     10.12 Stock Purchase Agreement, by and between MC II Electric Company, Inc., and the Company, dated May 28, 1997 (Exhibit to Form 8-K Report, filed June 12, 1997)

     10.13 Stock Purchase Agreement I, by and between Roxtec Holding, AB, and the Company, dated September 30, 1997 (Exhibit to Form 8-K Report, filed October 15, 1997)

     10.14* Loan Agreement, by and between Stillwater National Bank and Trust Company of Stillwater, Oklahoma, the Company and its subsidiaries, dated August 13, 1999

     22.1    Articles of Incorporation of NMP Corp. (Exhibit 22.1 to Form 10)

     22.2    Bylaws of NMP Corp. (Exhibit 22.2 to Form 10)


(b)  Reports on Form 8-K

     No filings on Form 8-K were made during the last quarter of the fiscal year ending March 31, 2000.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTWOOD CORPORATION


                                     By: /s/ Ernest H. McKee
                                         -------------------------------
                                         Ernest H. McKee
                                         President and Director


                                     By: /s/ John P. Gigas
                                         -------------------------------
                                         John P. Gigas
                                         Secretary/Treasurer and
                                         Chief Financial Officer


DATE: April 2, 2001

                             Westwood Corporation

            Index to Consolidated Financial Statements and Schedule

                                                                               Page
                                                                               ----
Covered by Report of Independent Auditors

Report of Independent Auditors...............................................   F-2
 Consolidated Balance Sheets as of March 31,
   2000 and 1999.............................................................   F-3
 Consolidated Statements of Operations for the
   years ended March 31, 2000, 1999 and
   1998......................................................................   F-5
 Consolidated Statements of Stockholders' Equity
   for the years ended March 31, 2000, 1999 and
   1998......................................................................   F-6
 Consolidated Statements of Cash Flows for the
   years ended March 31, 2000, 1999 and 1998.................................   F-7
 Notes to Consolidated Financial Statements for the
   years ended March 31, 2000, 1999 and 1998.................................   F-9
 Schedule for the years ended March 31, 2000, 1999 and 1998:
   II -- Valuation and Qualifying Accounts...................................  F-29
Not Covered by Report of Independent Auditors:
 Selected Quarterly Financial Information (unaudited)........................  F-30

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

                                                         /s/ Ernst & Young LLP



Tulsa, Oklahoma
June 2, 2000

                             Westwood Corporation

                          Consolidated Balance Sheets

                                                                                  March 31
                                                                           2000              1999
                                                                     --------------------------------
                                                                              (In Thousands)
Assets
Current assets:
 Cash and cash equivalents                                              $   293           $ 1,283
 Accounts receivable (including retainage receivable
   of $69 in 2000 and $16 in 1999),
   net of allowance for doubtful accounts of
   $35 in 2000 and $126 in 1999                                           2,522             3,696
 Income tax receivable                                                        -               789
 Costs and estimated earnings in excess of
   billings on uncompleted contracts                                      2,156             2,198
 Inventories, primarily raw materials
   and purchased parts                                                    3,470             2,648
 Prepaid expenses                                                            67                40
 Note receivable                                                            227                 -
 Assets held for sale                                                         -               402
                                                                     --------------------------------
Total current assets                                                      8,735            11,056

Plant and equipment, at cost:
 Leasehold improvements                                                     251               310
 Machinery and equipment                                                  4,557             4,275
 Patterns and tools                                                         100               195
                                                                     --------------------------------
                                                                          4,908             4,780
 Accumulated depreciation                                                (3,069)           (2,937)
                                                                     --------------------------------
                                                                          1,839             1,843
Note receivable                                                             441                 -

Loan origination costs (net of accumulated
 amortization costs of $3 in 2000)                                           57                 -

Goodwill (net of accumulated amortization of
 $1,242 in 2000 and $858 in 1999)                                         4,735             6,250

Long-term accounts receivable, retainage                                    270               534
                                                                     --------------------------------
Total assets                                                            $16,077           $19,683
                                                                     ================================

                                                                              March 31
                                                                       2000              1999
                                                                   ---------------------------------
                                                                            (In Thousands,
                                                                       except for share amounts)
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                     $ 4,301           $ 2,397
   Accrued liabilities                                                    1,371             1,489
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                                   1,201               501
   Current portion of long-term debt                                      1,158             7,569
                                                                   ---------------------------------
Total current liabilities                                                 8,031            11,956



Long-term debt                                                            2,686               557



Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
      $.001 par value, no shares issued or
      outstanding                                                             -                 -
   Common stock, 20,000,000 shares authorized,
      $.003 par value, 6,891,647 shares issued
      and outstanding                                                        21                21
   Capital in excess of par value                                         5,978             5,978
   Retained earnings (accumulated deficit)                                 (544)            1,171
   Treasury stock, 127,000 shares at cost                                   (95)                -
                                                                   ---------------------------------
Total stockholders' equity                                                5,360             7,170
                                                                   ---------------------------------
Total liabilities and stockholders' equity                              $16,077           $19,683
                                                                   =================================

See accompanying notes.

                             Westwood Corporation

                     Consolidated Statements of Operations


                                                              Year ended March 31
                                                      2000           1999           1998
                                              --------------------------------------------
                                                (In Thousands, except earnings per share)
Sales                                                $18,052        $30,390        $29,435
Cost of sales                                         14,699         27,838         24,640
                                              --------------------------------------------
Gross profit                                           3,353          2,552          4,795

Operating expenses:
 Marketing and selling expenses                          804          1,233          2,269
 General and administrative expenses                   4,261          4,121          4,318
 Impairment loss                                           -              -            440
                                              --------------------------------------------
                                                       5,065          5,354          7,027
                                              --------------------------------------------
Operating loss                                        (1,712)        (2,802)        (2,232)

Other income (expense):
 Interest expense                                       (430)          (746)          (524)
 Gain on sale of subsidiary/product lines                190              -            797
 Other                                                   147           (135)           (73)
                                              --------------------------------------------
                                                         (93)          (881)           200
                                              --------------------------------------------
Loss before extraordinary
 gain and income taxes                                (1,805)        (3,683)        (2,032)

Benefit for income taxes                                 (90)          (630)          (715)
                                              --------------------------------------------
Loss before extraordinary gain                        (1,715)        (3,053)       $(1,317)

Extraordinary gain                                         -            209              -
                                              --------------------------------------------
Net loss                                             $(1,715)       $(2,844)       $(1,317)
                                              ============================================

Basic and diluted loss per share:
 Loss before extraordinary gain                      $  (.25)       $  (.44)       $  (.19)
 Extraordinary gain                                        -            .03              -
                                              --------------------------------------------
 Net loss                                            $  (.25)       $  (.41)       $  (.19)
                                              ============================================

See accompanying notes.

                             Westwood Corporation

                Consolidated Statements of Stockholders' Equity

                                                                        Retained
                                                        Capital in      Earnings
                              Preferred     Common      Excess of     (Accumulated      Treasury
                                Stock        Stock      Par Value       Deficit)          Stock        Total
                           --------------------------------------------------------------------------------------
                                                              (In Thousands)
Balance at March 31, 1997     $      -        $18        $4,627         $ 6,830           $  -        $11,475
 Net loss                            -                                   (1,317)             -         (1,317)
 Stock issuance in                   -          1           179               -              -            180
  connection with an
  acquisition
 Cash dividends paid
  ($.04 per share)                   -          -             -            (255)             -           (255)
 Stock dividend                      -          2         1,172          (1,174)             -              -
                           --------------------------------------------------------------------------------------
Balance at March 31, 1998            -         21         5,978           4,084              -         10,083
 Net loss                            -          -             -          (2,844)             -         (2,844)
 Cash dividends paid
  ($.01 per share)                   -          -             -             (69)             -            (69)
                           --------------------------------------------------------------------------------------
Balance at March 31, 1999            -         21         5,978           1,171              -          7,170
 Net loss                            -          -             -          (1,715)             -         (1,715)
 Purchase of 127,000
  shares of common
  stock                              -          -             -               -            (95)           (95)
                           --------------------------------------------------------------------------------------
Balance at March 31, 2000     $      -        $21        $5,978         $  (544)          $(95)       $ 5,360
                           ======================================================================================

See accompanying notes.

                             Westwood Corporation

                     Consolidated Statements of Cash Flows


                                                    Year ended March 31
                                                2000        1999          1998
                                        ---------------------------------------
                                                      (In Thousands)

Operating activities
Net loss                                      $(1,715)    $(2,844)      $(1,317)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                  933       1,372         1,448
   Extraordinary gain                               -        (209)            -
   Non-cash interest expense                       30         113             -
   Non-cash interest income                       (37)          -             -
   Impairment loss                                  -           -           440
   Gain on sale of subsidiary/product lines      (190)          -          (797)
   Loss on asset disposals                         61         372            32
   Deferred income taxes                            -         336          (133)
   Cash flows impacted by changes in:
     Accounts receivable                        1,174         694           356
     Costs and estimated earnings
       in excess of billings on
       uncompleted contracts                       42       2,442        (2,837)
     Inventories                               (2,737)        979           818
     Prepaid expenses                             (27)         90           102
     Long-term accounts receivable,
       retainage                                  264         283           171
     Accounts payable                           1,904      (1,573)        2,491
     Accrued liabilities and rent                (148)       (231)          192
     Billings in excess of costs and
       estimated earnings on
       uncompleted contracts                      700        (354)       (3,156)
     Income taxes receivable                      789        (449)       (1,057)
                                        ---------------------------------------
Net cash provided by (used in)
 operating activities                           1,043       1,021        (3,247)

                             Westwood Corporation

                                                 Year ended March 31
                                          2000           1999            1998
                                     -----------------------------------------
                                                   (In Thousands)

Investing activities
Purchases of plant and equipment        $  (637)       $  (353)        $  (450)
Proceeds from sales of plant and
 equipment                                    -              3              71
Proceeds from sale of subsidiary/
 product lines                            1,946              -           2,389
Purchase of certain assets                    -              -          (2,080)
Acquisition of company, less
 cash acquired                                               -            (498)
Collections (advances) on officer
 loan                                         -             55              (4)
                                     -----------------------------------------
Net cash provided by (used in)
 investing activities                     1,309           (295)           (572)

Financing activities
Principal payments on debt               (9,187)        (1,702)         (3,017)
Borrowings on debt                        6,000          1,754           6,500
Dividends paid                                -            (69)           (255)
Acquisition of 127,000 shares
 of common stock                            (95)             -               -
Loan origination cost payments              (60)             -               -
                                     -----------------------------------------
Net cash provided by (used in)
 financing activities                    (3,342)           (17)          3,228
                                     -----------------------------------------

Net increase (decrease) in cash            (990)           709            (591)
Cash and cash equivalents at
 beginning of year
Cash and cash equivalents at end of
 year                                     1,283            574           1,165
                                     -----------------------------------------
                                        $   293        $ 1,283         $   574
                                     =========================================

See accompanying notes.

1. Description of Business Activities and Significant Accounting Policies

Business Activities

The wholly owned operating subsidiaries included in the consolidated financial statements of Westwood Corporation ("Company"), a holding company, are:


    Subsidiary                          Nature of Business
-----------------------------------------------------------------------------

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

Peter Gray Corporation,      Commercial cold forger, serving mostly
("Peter Gray") wholly        commercial markets within the U.S. until 1999.
owned subsidiary of
Roflan and Associates,
Inc., a holding company

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

Contracts

Revenues and estimated earnings under long-term fixed-price production contracts are recorded on a percentage of completion basis, generally using units of delivery as the measurement basis for effort accomplished. Estimated earnings are recognized in proportion to recorded revenues. For long-term contracts which, among other things, provide for the delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, the Company generally recognizes revenues and costs on the percentage-of-completion method, measured by the percentage

1. Description of Business Activities and Significant Accounting Policies (continued)

of total labor costs or total costs incurred to date to estimated total labor costs or total costs for each contract. All other revenues are recognized whenunits are shipped. Estimated losses on contracts are provided for in full when they become apparent.

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

Research and Development

The Company does not generally incur research and development costs for its own behalf. Customer-sponsored research and development costs incurred pursuant to contracts are recorded as contract costs.

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

1. Description of Business Activities and Significant Accounting Policies (continued)

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
                                               =========================


Accounts receivable includes approximately $901,000 and $748,000 of progress billings at March 31, 2000 and 1999, respectively.

5. Long-Term Debt

Long-term debt at March 31 consists of the following:

                                                   2000          1999
                                               ------------------------
                                                      (In Thousands)

Revolving credit facility                        $    662       $ 4,200
Term note                                           1,814         2,333
MCII acquisition note                                 274         1,470
Convertible subordinate debenture                   1,000             -
Other                                                  94           123
                                               ------------------------
                                                    3,844         8,126
Less current maturities                             1,158         7,569
                                               ------------------------
                                                 $  2,686       $   557
                                               ========================

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

6. Income Taxes

The components of the provisions (benefits) for income taxes from loss before extraordinary gain are as follows:

                                        2000          1999           1998
                                    ---------------------------------------
                                               (In Thousands)

Current:
 Federal                                $(137)       $(1,012)         $(550)
 State                                     47             46            (32)
                                    ---------------------------------------
                                          (90)          (966)          (582)

Deferred:
 Federal                                    -            301           (120)
 State                                      -             35            (13)
                                    ---------------------------------------
                                            -            336           (133)
                                    ---------------------------------------
                                        $ (90)       $  (630)         $(715)
                                    =======================================

The difference between the expected tax rate and the effective tax rate for the benefit for income taxes before extraordinary gain is due to the following:

                                                          2000          1999          1998
                                                      -------------------------------------
                                                                  (In Thousands)
     Expected benefit for federal
      income taxes at the statutory rate                  $(614)      $(1,252)        $(691)
     State income taxes - net of
        federal benefit                                      16          (106)          (22)
     Increase in valuation allowance                        333           785            15
     Revisions to prior year's
       estimated taxes                                      137             -             -
     Other                                                   38           (57)          (17)
                                                      -------------------------------------
     Benefit for income taxes
       before extraordinary gain                          $ (90)      $  (630)        $(715)
                                                      =====================================


Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                                     2000            1999
                                                                 -------------------------
                                                                       (In Thousands)
     Deferred tax liabilities:
       Long-term contracts                                        $     13          $   37
       Tax over book depreciation and amortization                      79               -
                                                                 -------------------------
     Total deferred tax liabilities                                     92              37

     Deferred tax assets:
       Allowance for doubtful accounts                                  13              48
       Book over tax depreciation and amortization                       -              55
       State net operating loss carryforward                            96              64
       Federal net operating loss carryforward                         499               -
       Inventory reserves                                              135             528
       Warranty reserve                                                115              81
       Vacation accrual                                                 66              61
       Tax inventory overhead capitalization                           301               2
       Less valuation allowance                                     (1,133)           (800)
                                                                 -------------------------
     Total deferred tax assets                                          92              37
                                                                 -------------------------
     Net deferred tax asset                                       $      -          $    -
                                                                 =========================

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

At March 31, 2000 and 1999, the Company had $1,600,000 and $1,067,000,
respectively, of state net operating loss carryforwards which expire between 2013 and 2015. At March 31, 2000, the Company also had a federal net operating loss carryforward of $1,467,000, which expires in 2015.

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

8. Leases

The Company leases all of its premises and various equipment under non-cancelable operating lease agreements. The future minimum lease payments for all operating leases are as follows:

                   2001                        $  574,000
                   2002                           498,000
                   2003                            77,000
                                               ----------
                                               $1,149,000
                                               ==========

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

10. Major Customers and Concentration of Credit Risk

The Company's customers are primarily the U.S. government and companies engaged in the defense contractor industry located throughout the U.S. who have contracted with the U.S. government. During 2000, the Company had $2,574,000, $3,729,000 and $5,594,000 of sales generated by Bath Iron Works, Marinette Marine Corporation and the U.S. government, respectively. Bath Iron Works' sales were generated by the marine electrical switchgear and the automation and control systems segments. Marinette Marine Corporation's sales were generated by the automation and control systems segment. The U.S. government's sales were generated by all segments. During 1999, the Company had $15,979,000 of sales generated by all segments of the Company to the U.S. government. Marinette Marine Corporation and the U.S. government accounted for approximately $4,151,000 and $5,723,000, respectively, of sales in 1998. Marinette Marine Corporation's sales were generated by the automation and control systems segment and the U.S. government sales were generated by all segments.

At March 31, 2000, approximately $1,503,000 (60%) of accounts receivable, including current retainage, are due from the Bath Iron Works, Marinette Marine Corporation and the U.S. government. The Company generally does not require collateral from its customers as progress billings are rendered to customers as the work is performed, which results in substantial receipt of amounts due prior to the time the products are shipped. Credit losses relating to customers in the defense contractor industry have not been significant.

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

A summary of the Company's stock option activity and related information for the years ended March 31 follows:

                                                    Stock Options Outstanding             Stock Options Vested
                                               ------------------------------     ----------------------------
                                                                 Weighted                         Weighted
                                                                  Average                          Average
                                                   Options    Exercise Price          Options  Exercise Price
                                               ------------------------------     ----------------------------

     At March 31, 1997                             711,000        $1.76               344,000      $1.80

      Granted                                       55,000        $1.93
                                               ------------
     At March 31, 1998                             766,000        $1.77               444,000      $1.80

                                               ------------
     At March 31, 1999                             766,000        $1.77               540,000      $1.78
      Granted with exercise
       price equal to market
       price of Company's
       common stock                                 50,000          .81
      Granted with exercise
       price in excess of
       market price of
       Company's common
       stock                                       120,000         1.00
      Forfeited                                    (82,000)        1.60
      Expired                                      (88,000)        1.54
                                               ------------
     At March 31, 2000                             765,000         1.63               549,000      $1.74
                                               ============

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

The fair value of the options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998:

                                                          2000          1999          1998
                                                 -----------------------------------------

     Risk free interest rate                              6.65%            -          6.75%
     Weighted-average expected life                       5.18years        -          8 years
     Expected volatility                                 78%               -         59%
     Expected dividends                                   0.00%            -          2%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's reported and pro forma information for the year ended March 31 is as follows:


                                                          2000          1999           1998
                                                    ---------------------------------------
     Net loss:
       As reported                                     $(1,715)      $(2,844)       $(1,317)
       Pro forma                                        (1,777)       (2,900)       $(1,370)
     Net loss per basic and diluted share:
       As reported                                     $  (.25)      $  (.41)       $  (.19)
       Pro forma                                       $  (.26)      $  (.42)       $  (.20)

Pro forma amounts include compensation expense for the vested portion of options granted due to the graded vesting policy of these options. Since compensation expense from stock options is recognized over the future years' vesting period, pro forma amounts may not be representative of future years' amounts.

13. Earnings Per Share

The following sets forth the computation of basic and diluted loss per share for the years ended March 31:

                                                                       2000            1999            1998
                                                                 ------------------------------------------
     Numerator for basic and diluted
       earnings per share:
         Net loss - in thousands                                 $   (1,715)     $   (2,844)     $   (1,317)
                                                                 ==========================================
     Denominator for basic and diluted earnings
       per share - weighted average shares *                      6,891,647       6,891,647       6,780,814
                                                                 ==========================================
     Basic and diluted loss per share                            $     (.25)     $     (.41)     $     (.19)
                                                                 ==========================================

    * Adjusted for 10% stock dividends in 1998. See Note 12.

14. Legal Contingencies and Commitments

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's financial position, results of operations or cash flow.

The Company has an employment contract through November 30, 2001 with one of its principal officers. The contract provides for a base salary with an aggregate total annual salary commitment of $172,000. Bonus provisions are subject to the discretion of the Board of Directors of the Company.

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

     Long-term debt: The fair value of the Company's long-term debt is based on the prices of similar securities with similar terms and credit ratings. At March 31, 2000 the carrying amount and fair value of the Company's long-term debt is $3,844,000 and $3,843,000, respectively. At March 31, 1999, the fair value of the Company's MCII note payable could not be determined given the uncertainty of the contingencies at that date with the former owner of MCII as described in Note 5. At March 31, 1999, the market value for the rest of the Company's long-term debt approximated the carrying value as the borrowing interest rate was variable.

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

The Company's reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. Other includes primarily the Company's $10,542,000 equity method investment in its subsidiaries and $668,000 of notes receivable from the sale of certain marine hardware-related assets. Long-lived assets are comprised of property and equipment, goodwill and deferred charges.


                                                                    Income
                                           Revenues              (Loss) Before
                               -----------------------------     Extraordinary              Additions to  Depreciation
                                 Revenues   Inter-                  Gain and       Total     Long-Lived       and
                                 External  Segment    Total       Income Taxes    Assets       Assets     Amortization
                               ---------------------------------------------------------------------------------------
            2000
----------------------------
Marine electrical
 switchgear                       $ 7,788  $   444   $ 8,232           $   228   $ 14,326         $  215        $  152
Mobile power systems                3,228        -     3,228            (1,984)     6,778            285           542
Automation and
 control systems                    7,036      418     7,454               702      5,137            137           211
Other                                   -        -         -            (1,851)    11,551              -            28
Eliminations                            -     (862)     (862)            1,100    (21,715)             -             -
                               ---------------------------------------------------------------------------------------
Total                             $18,052  $     -   $18,052           $(1,805)  $ 16,077         $  637        $  933
                               =======================================================================================
1999
-------------------------------
Marine electrical
 switchgear                       $11,863  $   946   $12,809           $(1,886)  $ 14,579         $  184        $  556
Mobile power systems               12,729        -    12,729            (1,650)     8,669             32           621
Automation and
 control systems                    5,798      215     6,013               453      3,846             69           190
Other                                   -        -         -            (2,312)    17,672             78             5
Eliminations                            -   (1,161)   (1,161)            1,712    (25,083)             -             -
                               ---------------------------------------------------------------------------------------
Total                             $30,390  $     -   $30,390           $(3,683)  $ 19,683         $  353        $1,372
                               =======================================================================================
1998
-------------------------------
Marine electrical
 switchgear                       $18,628  $   272   $18,900           $(1,055)  $ 16,763         $  276        $  776
Mobile power systems                3,209        -     3,209            (1,487)    10,248          2,103           518
Automation and
 control systems                    7,598       32     7,630               457      4,143            627           151
Other                                   -        -         -            (1,295)    21,675             22             3
Eliminations                            -     (304)     (304)            1,348    (27,998)             -             -
                               ---------------------------------------------------------------------------------------
Total                             $29,435  $     -   $29,435           $(2,032)  $ 24,831         $3,028        $1,448
                               =======================================================================================

Marine hardware revenues were 27%, 52% and 68% and marine switchgear revenues were 73%, 48% and 32% of 2000, 1999 and 1998 total marine electrical switchgear segment revenues, respectively.

Included in marine power system's 2000 and 1999 loss before extraordinary gain and income taxes are $335,000 and $478,000, respectively, of contract losses related to unexpected development completion costs incurred on a long-term development contract and the completion of a long-term production contract. Included in marine electrical switchgear's 2000 and 1998 income before extraordinary gain and income taxes is $185,000 due to expected warranty costs to be incurred on one of the segment's new products and $210,000 related to the reorganization and relocation of certain manufacturing and engineering facilities, respectively.

Included in marine power systems' 1999 and 1998 loss before extraordinary gain and income taxes are $235,000 and $300,000, respectively, in additions to the excess and obsolete inventory reserves due to the completion of long-term production contracts and continued evaluation of generator inventory levels. Included in marine electrical switchgear's 1999 and 1998 loss before extraordinary gain and income taxes are $691,000 and $130,000, respectively, in additions to the excess and obsolete inventory reserves due to the completion of long-term production contracts and evaluation of marine hardware inventory levels prior to the sale of the marine hardware product line in July 1999.

                              Westwood Corporation

                Schedule II - Valuation and Qualifying Accounts




                                                    Amounts          Amounts
                                  Balance at        Assumed          Charged                           Balance at
                                  Beginning           in            (Credited)                           End of
         Description              of Period       Acquisition      to Expenses        Deductions         Period
-------------------------------------------------------------------------------------------------------------------
                                                                  (In Thousands)

Year ended March 31, 2000:
 Allowance for doubtful
  accounts                         $  126           $      -         $                     (91)          $   35
 Reserves for inventory             1,391                  -             8              (1,045)             354



Year ended March 31, 1999:
 Allowance for doubtful
  accounts                         $   65           $      -          $ 61            $      -           $  126
 Reserves for inventory               830                  -           926                (365)           1,391



Year ended March 31, 1998:
 Allowance for doubtful
  accounts                             44                  -            21                   -               65
 Reserves for inventory               850                  -           430                (450)             830


                              Westwood Corporation

              Selected Quarterly Financial Information (Unaudited)

                                             Basic and Diluted
                                                 Earnings
                          Gross       Net        (Loss) Per
                          Profit    Income    Average Share of
                Sales     (Loss)    (Loss)     Common Stock*
              -------------------------------------------------
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

 The first quarter of 2000 includes a $294,000 gain from the sale of certain assets of Peter Gray. The second quarter of 2000 includes $335,000 in additional contract losses related to unexpected development completion costs incurred on a long-term development contract and the completion of a long-term production contract. During the fourth quarter of 2000, the Company incurred a $119,000 loss from the finalization of the sale of its marine hardware product line. Fourth quarter of 2000 also includes a $185,000 increase in warranty reserves.

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