Form 10-K405
period 2001-03-31
WESTWOOD CORP/NV/
filed 2001-06-29
CIK 876884

FILED: June 29, 2001

                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the Registrant's common stock (based upon the June 21, 2001, closing bid price of the common stock as reported by NASDAQ Bulletin Board) held by non-affiliates was approximately $3,702,098.

The number of outstanding shares of the Registrant's common stock as of June 25, 2001, was 6,891,647 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index at page 31.

                               TABLE OF CONTENTS

                                                                           Page
Item Number and Caption                                                   Number
-----------------------                                                   ------
PART I
------
         1.       Business                                                     1

         2.       Properties                                                   6

         3.       Legal Proceedings                                            6

         4.       Submission of Matters to a Vote of Security Holders          7

PART II
-------

         5.       Market for Registrant's Common Equity and Related
                    Stockholder Matters                                        7

         6.       Selected Financial Data                                      8

         7.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        8

         7A.      Market Risk Disclosures                                     14

         8.       Financial Statements and Supplementary Data                 14

         9.       Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       14


PART III
--------

         10.      Directors and Executive Officers of the Registrant          15

         11.      Executive Compensation                                      16

         12.      Security Ownership of Certain Beneficial Owners
                    and Management                                            26

         13.      Certain Relationships and Related Transactions              30

PART IV
-------

         14.      Exhibits, Financial Statements, Schedules and
                    Reports on Form 8-K                                       31


                                      (i)

                                    PART I

Item 1.  Business

General
-------

Westwood Corporation (the "Company"), a Nevada corporation formed in 1986, is engaged in the design, manufacture and sale of electrical generation, distribution, and automated control equipment and related products. The Company's business is conducted through its wholly owned subsidiaries, NMP Corp. ("NMP"), an Oklahoma corporation formed in 1988; TANO Corp. ("TANO"), a Louisiana corporation acquired in May of 1997; and MC II Electric Company, Inc. ("MC II"), a Texas corporation formed in 1989.

Mobile Power Systems
--------------------

MC II, acquired by the Company in 1997, is in the business of designing and manufacturing a broad family of diesel, gasoline, natural gas and turbine mobile electrical generator sets for both military and commercial applications. MC II has 65 employees.

MC II's backlog consists primarily of the production of the next generation 30-60 kilowatt tactical quiet generator (TQG) sets for the U.S. Army. MC II is also an important supplier of generator spare parts, and is one of just a few manufacturers capable of supporting substantially all of the generator sets utilized by the Department of Defense.

MC II's manufacturing facilities were relocated from Dallas, Texas, to Tulsa, Oklahoma, in April 2000. Assembly of TQG sets is performed in facilities shared with NMP in Tulsa, Oklahoma, which helps to reduce fixed costs for both companies. MC II has also designed computer software and flat panel control screens for monitoring and controlling all generator mechanical and operational functions. Assembly of control panels for the TQG sets is currently sub-contracted to NMP.

Automation and Control Systems
------------------------------

TANO, located in New Orleans, Louisiana, designs, manufactures, installs and services high-quality automation and control systems for major military and commercial ships. TANO is a leading and long-standing provider of automated machinery plant control systems for the U.S. Coast Guard, the U.S. Navy and the Military Sealift Command.

TANO's backlog presently includes automation and control systems for a fleet of new USCG WLM (Coastal) and WLB (seagoing) Buoy Tenders. These two new ship programs are expected to result in 30 ships being built; at present, twenty-nine ships have been ordered, with one additional ship budgeted.

TANO's product lines are primarily divided into two segments: Systems, and Parts and Service. Systems consists of the design and manufacture of automation and control systems for new ships, as well as complex retrofits for existing ships. Parts and Services consists of the aftermarket business whereby TANO provides parts and maintenance to a large, worldwide installed base of TANO systems.

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

Propulsion Control Systems monitor and control the different propulsion functions of a ship, including the ship's engine speed, clutches, controllable propeller pitch, z-drive, thrusters and reduction gears. Machinery Monitoring and Control Systems automatically control and monitor a wide variety of functions including the hydraulic systems, cargo monitoring, ballast distribution, electric power management and water and waste-water management. Alarm functions are linked with the monitoring systems to provide audible or visual alarms to alert the ship's operator or crew to problems detected by the monitoring systems.

TANO supplies spare parts and service for all current systems, as well as parts and service for systems previously provided to customers over the past thirty years. Spare parts and service orders from TANO's installed base of approximately 600 ships provides a stable and ongoing source of revenue that typically offers much higher gross profit margins, due to its captive nature, than initial system orders. Management believes a significant growth opportunity exists in this segment since the current level of business has been attained with minimal sales effort.

TANO's offices and operations occupy 14,000 square feet of leased space in an office park located in New Orleans. In addition, TANO has field offices in San Diego and Singapore to support field service commitments on the West Coast and the Pacific Rim. TANO has 39 employees.

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

Major contracts in NMP's backlog include switchboards for the first four LPD 17-class amphibious assault ships being built by the Avondale Shipyard Division of Northrup Grumman. This contract includes options for eight additional ships scheduled for procurement through 2006. In addition, NMP currently has signal switching and loadcenter distribution switchboard contracts for eight DDG 51 Arleigh Burke-class Aegis destroyers with options for the balance of the program, which is estimated to be 10 additional ships.

NMP's offices and operations occupy 118,000 feet of leased space in an office park in Tulsa, Oklahoma. NMP shares its manufacturing facilities with MC II. NMP has 98 employees.

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

Marine Electrical Hardware Asset Sale
-------------------------------------

On July 26, 1999, NMP closed an asset sale agreement with U.S. Pioneer, L.L.C., an Oklahoma limited liability company, for the sale of its hardware products business, including equipment, inventory and rights to hardware product lines. The purchase price for the hardware products assets was $2,000,000, consisting of $1,100,000 paid at closing, a $150,000 promissory note, which was paid within ninety (90) days of closing, and a $750,000 promissory note to be paid in three equal installments of $250,000 on or before September 1, 2000, 2001, and 2002. Neither the Company, nor any of its subsidiaries, will continue with the business of manufacturing electrical hardware items. NMP will continue with the manufacture and development of engineered products including marine electrical switchgear.

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

These contracts may be for up to five years and contain options for additional units at the discretion of the customers, primarily the Department of Defense, based upon its procurement budget as approved by the U.S. Congress. To meet production and delivery requirements and, in some cases, in anticipation of the exercise of options for additional units, the Company must purchase significant amounts of inventory. Beginning in fiscal year 1998, certain long-term contracts began to expire and options for additional units were not exercised due to cutbacks in appropriations in Department of Defense spending and the award of a large follow on contract to a competitor. This trend began to reverse in fiscal year 2000 and continued in 2001 with the addition of new long-term contracts at MC II, NMP and TANO. The Company acquired MC II and TANO to expand its product offerings. MC II's TQG contract, a new product for the Company and MC II, was purchased in the development stage and significant cost overruns were incurred to meet customer specifications. Such specifications were met in the fourth quarter of fiscal 2000 and production of the TQG unit began in first quarter of fiscal 2001.

All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the U.S. government. Upon termination, other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit.

Companies supplying defense related equipment to the U.S. government are subject to certain additional business risks peculiar to the industry. Among these risks are the ability of the U.S. government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the U.S. government, changes in the U.S. government's procurement policies and the need to bid on programs in advance of design completion. A reduction in expenditures by the U.S. government for products and services of the type manufactured and provided by the Company, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company, or substantial cost overruns could have an adverse effect on the Company.

There are a limited number of U.S. government defense programs with uncertain levels of funding. The defense programs in which the Company is involved must compete with other defense programs for this limited funding. The defense programs are also normally subject to termination by the government for convenience. The funding of defense programs also competes with non-defense spending of the U.S. government. Budget decisions made by the U.S. government are outside the Company's control and have long-term consequences for the size and structure of the Company.

Competition
-----------

The Company faces competition in most aspects of its business. The Company's products are of a highly technical nature and involve the use of techniques and materials similar to those used by its competitors. The principal competitive factors with respect to the Company's products are technological innovation, product quality, price, adherence to delivery schedules and product reliability. The Company's sales are primarily made under government contracts and subcontracts awarded on the basis of competitive bidding. In addition to price, the factors involved in the award of such contracts include the quality of the proposal and reputation of the bidder. Demand for many of the products sold by the Company is dependent on the level and nature of the U.S. government's defense expenditures.

The Company's primary competitor in the military mobile power generation business is Fermont, a division of Engineered Air Systems, Inc. In the automation and control systems market, the Company's primary competitors are C.A.E. Link and Lockheed Martin. The Company's primary competitor in the U.S. Navy surface combatant marine power and switchboard equipment market is SPD Technologies, Inc.

Major and Foreign Customers
---------------------------

Sales under contracts with the U.S. government or subcontracts with major shipbuilders under contract with the U.S. government accounted for approximately $25,219,000, or 83% of the Company's sales for the fiscal year ended March 31, 2001, $15,664,000, or 87%, of the Company's sales for the fiscal year ended March 31, 2000, and $24,066,000, or 79%, of the Company's sales for the fiscal year ended March 31, 1999. Sales to foreign customers totaled $316,000 for the fiscal year ended March 31, 2001, $605,000 for the fiscal year ended March 31, 2000, and $43,000 for the fiscal year ended March 31, 1999. For a further discussion of sales to major customers and concentration of credit risk, refer to Note 8 of the Consolidated Financial Statements.

Backlog
-------

The approximate backlog of third-party, fully-funded purchase orders issued to the Company from customers for the fiscal years ending March 31, 2001, 2000, and 1999, is as follows:

               2001                    2000                1999

           $107,000,000             $52,000,000         $26,000,000

Subsequent to the close of fiscal year 2001, the Company received two additional major orders which totaled approximately $2,000,000, and are expected to be completed during the next fiscal year.

During fiscal year 2002, the Company should recognize $56,000,000 in revenues from the existing backlog of outstanding purchase orders to be filled for its customers.

Employees
---------

As of March 31, 2001, the Company had 202 employees, none of whom are represented by unions. Management considers its relations with its employees to be satisfactory.

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

Item 2.  Properties

The Company, through its subsidiaries, leases all of its manufacturing, engineering, warehousing and office facilities comprising a total of approximately 132,000 square feet. The Company's subsidiaries lease office and manufacturing facilities as follows: NMP and MC II, Tulsa, Oklahoma, 118,000 square feet; and TANO, New Orleans, Louisiana, 14,000 square feet. Facility leases for the Company's operations in Tulsa, Oklahoma, and New Orleans, Louisiana, expire in 2003. The Company owns substantially all of its manufacturing, assembly and testing equipment.

Item 3.  Legal Proceedings

In the ordinary course of its business the Company has various claims and suits pending. Based on an evaluation, which included consultation with counsel concerning the legal and factual issues involved, the Company's management is of the opinion that such pending claims and suits will not have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company's stockholders for a vote during the fourth quarter of the fiscal year ended March 31, 2001.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Bulletin Board Market under the symbol WNMP. On March 31, 2001, there were 129 stockholders of record, and approximately 500 beneficial owners of the Company's common stock. The range of sales prices for the Company's common stock for the last two years, as reported by the National Association of Securities Dealers, Inc., and cash dividends declared were as follows:

          Quarter Ended        High Bid        Low Bid   Cash Dividends
          -------------        --------        -------   --------------
          Mar. 31, 2001        $  0.875        $ 0.5312     $ 0.00
          Dec. 31. 2000           0.9375         0.4375       0.00
          Sept. 30, 2000          1.00           0.5625       0.00
          June 30, 2000           1.00           0.5625       0.00

          Mar. 31, 2000        $  1.00         $ 0.6875     $ 0.00
          Dec. 31, 1999           1.125          0.625        0.00
          Sept. 30, 1999          1.125          0.5625       0.00
          June 30, 1999           1.125          0.5938       0.00

The payment of cash dividends on the Company's common stock was suspended by the Board of Directors during the second quarter of fiscal year 1999. This action allowed the Company to concentrate funding efforts and operating capital for MC II in order to enhance production and compliance with government contracts calling for the manufacture of mobile electric generators. Because the Company's current bank credit facility restricts dividends and the continued need for operating capital, it is not anticipated that any cash dividends will be paid during fiscal year 2002. However, future decisions regarding dividend payments will be made by the Board Directors, in advance of each quarter, based on the Company's then existing current capital needs and bank credit facility restrictions.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included in this report:

                                                                  Fiscal Years Ended March 31
                                      --------------------------------------------------------------------

                                        2001           2000             1999            1998         1997
                                        ----           ----             ----            ----         ----

                                                           (In thousands, except per share data)
      Sales                           $  30,476       $18,052          $30,390        $29,435      $33,408
      Net Income (Loss)                    (843)       (1,715)          (2,844)        (1,317)       1,631
      Total Assets                       21,233        16,077           19,683         24,831       16,156
      Long-Term Debt                      2,135         2,686              557          3,152          600
      Per Basic and Diluted
        Common Share*:
           Net Income (Loss)               (.12)         (.25)            (.41)          (.19)         .24
           Cash Dividends                    --            --              .01            .04          .03

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

Twelve Months Ended March 31, 2001 and 2000
-------------------------------------------

For the fiscal year ended March 31, 2001, the Company incurred a net loss of $843,000, compared to a net loss of $1,715,000 for the fiscal year ended March 31, 2000. The loss per share was $.12, compared to a loss of $.25 per share last year. The primary reason for the decrease in the net loss is due to the settlement of a patent infringement claim in fiscal 2001 for $1,080,000. This amount is recorded as other income in the Consolidated Statement of Operations. Consolidated revenues for the fiscal year ended March 31, 2001, increased 68.8% to $30,476,000, compared to $18,052,000 for last year. This increase resulted primarily from the $8,521,000 increase in sales at MC II due to production of the TQG units beginning in fiscal 2001 and the $7,775,000 increase in revenues at NMP due to increased production on the DDG 51 and LPD contracts, which were awarded in fiscal 2000. These increases were offset by the cessation of operations of Peter Gray and NMP's marine hardware product lines in fiscal year 2000 (a $2,243,000 impact) and delays in the production of MFM 3's at TANO causing a reduction in sales of $1,629,000.

Mobile power system revenues at MC II for fiscal year 2001 were $11,749,000, a 264% increase from last year's revenues of $3,228,000. The higher sales volume was due to the sale of $8,224,000 in TQG production units, which began shipping in the second quarter of fiscal year 2001.

Marine electrical switchgear sales by NMP were $13,320,000 for fiscal year 2001, compared to $5,545,000 for last year, an increase of $7,775,000, or 140%. Sales increased due to increased production on the DDG 51 and LPD contracts, which were awarded in fiscal year 2000. This increase in marine electrical switchgear sales was offset by the sale of the hardware products line, which was effected July 1, 1999. Sales of marine electrical hardware products by NMP were $1,916,000 for the first quarter of fiscal year 2000, the only quarter in fiscal 2000 with hardware product sales. Peter Gray recorded final hardware products sales totaling $327,000 prior to the sale of all of its assets during the first quarter of fiscal year 2000.

Automation and control systems sales by TANO were $5,407,000 for fiscal year 2001, compared to last year's sales of $ 7,036,000, a decrease of 23.2%. The decrease was primarily due to delays in the production of the new MFM 3 as a result of ongoing design reviews by customers.

Gross profit for fiscal 2001 as a percentage of sales declined to 9.9%, compared to 18.6% in fiscal year 2000. The decline in gross profit for fiscal year 2001 resulted from the $1.2 million loss resulting from the production start up in fiscal 2001 of the TQG units and $640,000 of engineering overruns incurred on the lead units of the DDG 51, MFM 3 and LPD contracts, which were awarded in fiscal 2000 and 2001. Production is increasing to meet delivery dates in fiscal 2002 on the long-term contracts and the TQG production units and gross profit is expected to improve as volumes increase, lead-unit engineering is completed and learning curves are improved. Write-downs for obsolete or slow-moving inventories also contributed to the lower gross profit in fiscal 2001. Write-downs of inventory in fiscal year 2001 were $165,000 and resulted from the continued evaluation of inventory not associated with long-term contracts.

Operating expenses were $4,251,000 for fiscal year 2001, compared to $5,065,000 for last year, a 16% decrease. Marketing and selling expenses decreased $373,000 and general and administrative expenses decreased $441,000. The sale of the hardware products line at the end of the first quarter of fiscal 2000 accounted for most of the reduction in marketing and selling expenses. The decrease in general and administrative expenses was due to the reduction in administrative personnel at NMP and $223,000 lower incentive compensation.

Interest expense increased from $430,000 to $581,000 due to an additional $2,381,000 in net borrowings and 1.1% increase in the weighted-average interest rate in fiscal year 2001.

The fiscal 2001 and 2000 tax provisions do not include any federal income tax impact due to the tax net operating losses incurred by the Company in both years. Income taxes in fiscal 2001 are due to state income taxes at TANO. The fiscal 2000 income tax benefit includes $137,000 of income tax refunds due to revisions of fiscal 1999 estimated taxes offset by $47,000 of state income taxes at

TANO. A valuation allowance on net deferred tax assets, including the net operating loss carryforward asset, of $374,000 and $333,000 was added in fiscal year 2001 and 2000, respectively, due to the losses incurred by the Company in both years.

Twelve Months Ended March 31, 2000 and 1999
-------------------------------------------

For the fiscal year ended March 31, 2000, the Company incurred a net loss of $1,715,000, compared to a net loss of $2,844,000 for the fiscal year ended March 31, 1999. The loss per share was $.25, compared to a loss of $.41 per share for the prior year. Consolidated revenues for the fiscal year ended March 31, 2000, decreased 40.6% to $18,052,000, compared to $30,390,000 for the prior year. This decrease resulted primarily from the cessation of operations of Peter Gray and NMP's marine hardware product lines in fiscal year 2000 ($4,438,000) and the reduced sales of MEP-12 and TQG First Article Test units by MC II in fiscal year 2000 ($9,501,000) and was offset by a $1,441,000 increase in revenues at TANO due to a new long term contract received in fiscal year 2000.

Mobile power system revenues at MC II were $3,228,000, a 74.6% decrease from the prior year's revenues of $12,729,000. The lower sales volume was due to the shipment of the TQG First Article Test units in the second quarter of fiscal year 1999 ($1,526,000), while delivery of the initial TQG production units did not occur until the second quarter of fiscal year 2001. Also the MEP-12 Contract was primarily completed in fiscal year 1999. Completion of this contract caused a $7,696,000 decrease in fiscal year 2000.

Sales of marine electrical hardware products by NMP were $1,916,000 for the first quarter of fiscal year 2000, the only quarter in fiscal 2000 with hardware product sales. The sale of the hardware products line was effected July 1, 1999. Peter Gray recorded final sales totaling $327,000 prior to the sale of all of its assets during the first quarter of fiscal year 2000. Marine electrical switchgear sales by NMP were $5,545,000 for fiscal year 2000, compared to $4,229,000 for the prior year, an increase of $1,316,000, or 31.1%. The sales increase was primarily due to progress on the DDG contract, which was awarded in fiscal year 2000.

Automation and control systems sales by TANO were $7,036,000 for fiscal year 2000, compared to the prior year's sales of $ 5,798,000, an increase of 21.4%. Delays in receiving the production turn-on for the major WLB seagoing tug contract hampered the previous year's sales, but were not an issue in fiscal year 2000.

Gross profit as a percentage of sales improved to 18.6%, compared to 8.4% in fiscal year 1999. The improvement in gross profit for fiscal year 2000 resulted from increased production, enabling the Company to better absorb fixed plant overheads. Production is increasing to meet delivery dates in fiscal 2001 on new long-term contracts and the TQG production units. The substantial reduction of write-downs for obsolete or slow-moving inventories also contributed to the higher gross profit. Write-downs in fiscal year 1999 were $691,000 in relation to the anticipated sale of the marine electrical hardware product line in the second quarter of fiscal 2000 and the completion of long-term production contracts at NMP in fiscal year 1999, and $269,000 at MC II due to the completion of the MEP-12 contract and continued evaluation of generator inventory levels. Gross profit margins for fiscal 1999 were also impacted by cost overruns of $478,000 incurred to meet fiscal 1999 shipping dates for the TQG test units. The TQG contract is the reason the Company purchased MC II in May 1997. The overruns incurred on the development portion of this long-term contract were due to revisions required to meet the U.S. government test requirements before production could begin. Losses incurred in fiscal year 2000 of $335,000 relate to final costs incurred on the development portion of the long-term TQG contract and the completion of the MEP-12 long-term contract at MC II. Warranty reserves also increased in fiscal 2000 by $185,000 due to expected costs to be incurred on NMP's new version of its multi-function monitor.

Operating Expenses were $5,065,000 for fiscal year 2000, compared to $5,354,000 for the prior year, a 5.4% decrease. Marketing and selling expenses accounted for $429,000 of the decrease in operating expenses. The sale of the hardware products line at the end of the first quarter of fiscal 2000 accounted for most of the reduction in marketing and selling expenses. This decrease was offset by a $140,000 increase in general and administrative expenses due to increased professional services for financial planning and assistance with an Internal Revenue Service audit. Interest expense decreased from $746,000 to $430,000 due to reduced borrowings. The Company realized a net gain of $190,000 on the sale of subsidiary product lines.

The income tax benefit for 2000 includes a $333,000 valuation allowance on net deferred tax assets resulting from the uncertainty of their realization, as well as $137,000 of revisions to prior year's estimated taxes. The income tax benefit for fiscal 1999 includes a $785,000 valuation allowance on net deferred tax assets resulting from the uncertainty of their realization due to the operating results of the Company in fiscal 1999.

Liquidity and Capital Resources
-------------------------------

Cash flow used in operations for the fiscal year ended March 31, 2001, was $2,043,000. During this period, cash was provided by depreciation and amortization of $1,015,000; non-cash interest expense of $101,000; increased progress billings in excess of costs and estimated earnings on uncompleted contracts of $3,258,000; and increases in accounts payable of $772,000. Major uses of cash were increases in inventory of $1,147,000, increases in accounts receivable of $4,465,000, increases in costs and estimated earnings in excess of billings on uncompleted contracts of $211,000, reductions of accrued liabilities of $513,000, and the net loss of $843,000.

Accounts receivable increased due to billings related to the shipment of TQG units and the $1,080,000 receivable as a result of the settlement of a patent infringement claim. Also, accounts receivable increased due to an increase in progress billings as a result of additional milestones being achieved on the NMP long-term contracts entered into in fiscal 2000.

Inventory and accounts payable also increased in fiscal 2001 due to increased production in fiscal 2001 on the new contracts entered into in fiscal 2000 at MC II and NMP. Accrued liabilities decreased due to the settlement of certain liabilities ($160,000) of Peter Gray, which ceased operations in the first quarter of fiscal 2000, lower incentive compensation accruals ($223,000) and lower warranty reserves ($90,000).

Investing activities for fiscal year 2001 included purchases of $391,000 of equipment. These purchases were primarily in connection with the relocation of MC II's manufacturing facilities to Tulsa, Oklahoma, and replacement of aging equipment at NMP and TANO. The relocation of MC II was completed in April 2000.

Cash flow from operations for the fiscal year ended March 31, 2000, was $1,043,000. During this period, cash was provided by depreciation and amortization of $933,000; decreases in accounts receivable of $1,174,000, long-term accounts receivable retainage of $264,000, and income taxes receivable of $789,000, increased progress billings in excess of costs and estimated earnings on uncompleted contracts of $700,000; decreased costs and estimated earnings in excess of billings on uncompleted contracts of $1,256,000; and increases in accounts payable of $1,904,000. Major uses of cash were increases in inventory of $3,951,000, reductions of accrued liabilities of $148,000, and the net loss of $1,715,000.

Accounts receivable and long-term accounts receivable retainage collections increased $134,000 due to completion of long-term production contracts and the collection of $1,040,000 of receivables related to the operations of Peter Gray and NMP's marine electrical hardware business which were sold in fiscal 2000. Income taxes receivable decreased due to the collection of the receivable related to the carryback of the fiscal 1999 net loss to previous periods, whereby previously paid income taxes were claimed for refund.

Throughout the fourth quarter of fiscal year 2000, the Company was allowed, under contract agreement, to invoice the U.S. Army for the receipt of major materials received under the TQG contract. At the end of the fiscal year, the proceeds from these progress billings, in the amount of $2.1 million, were used to fund the payment of materials and labor required under the contract. In the first quarter of fiscal 2001, the Company began to produce the generator sets on a commercial basis and cash receipts for units, which were not 100% progress billed, began to be received in fiscal 2001. NMP also met certain milestones in fiscal 2000 that allowed progress billings on new long-term contracts entered into in fiscal 2000.

Inventory and accounts payable also increased in fiscal 2000 due to the new contracts that entered into production late in the year at MC II and NMP. Accrued liabilities decreased due to the settlement of certain liabilities of Peter Gray, which ceased operations in the first quarter of fiscal 2000.

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

Cash flow from operations for the fiscal year ended March 31, 1999 was $1,021,000. During this period, cash was provided by depreciation and amortization of $1,372,000 and reductions in costs and estimated earnings in excess of billings on uncompleted contracts of $2,442,000, inventories of

$979,000 and accounts receivable, including long-term retainage receivables, of $977,000. Major uses of cash were the net loss of $2,844,000 and reductions in accounts payable of $1,573,000.

A major factor in the substantial decrease in both costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings on uncompleted contracts, and accounts receivable was the completion of the first article test units under the TQG development contract, which provided cash to pay down accounts payable and accrued liabilities. Inventories decreased primarily due to a $926,000 increase in write downs for obsolete and slow-moving materials. Income taxes receivable increased due to the carry back of the fiscal year 1999 net loss to previous periods whereby previously paid income taxes could be claimed for refund.

The only significant investing activities for fiscal year 1999 were purchases of $353,000 for normal replacement of equipment and new computer equipment in connection with preparation for Year 2000 compliance.

On August 13, 1999, the Company entered into a new Loan Agreement with the Stillwater National Bank and Trust Company of Stillwater, Oklahoma. The Loan Agreement established, after an October 2000 amendment, a $2.8 million revolving credit facility. The proceeds under the revolving credit facility are used from time to time to finance working capital needs. Interest on the revolving credit facility is paid monthly. The October 2000 amendment increased the revolving credit facility by $800,000. Additional security was provided by the Company's President in the form of a personal guarantee and a pledge of 750,000 shares of the Company's stock owned by him. The additional security is limited to the repayment of the additional $800,000 borrowed in October 2000. At March 31, 2001, there was no remaining borrowing available on the revolving credit facility. On June 25, 2001, the Company renewed its revolving credit facility until October 15, 2001, at which time all of the outstanding principal of the revolving credit facility is to be paid in full by either renewal or repayment. The Company is having ongoing discussions with its current and other lenders to increase and extend, prior to the October 15, 2001 maturity date, the current revolving credit facility.

In addition, the Loan Agreement also established a $2.0 million term loan for a period of five years, which matures on August 13, 2004. The proceeds of the term loan were used to repay in full a previously existing loan with NationsBank, N.A. The term loan has a monthly amortization schedule for the payment of interest and the repayment of principal.

On December 23, 1999, the Company issued 10% Subordinated Convertible Notes (the "1999 Notes") in the face amount of $1.0 million. The 1999 Notes bear a fixed 10% rate of interest and are convertible into common stock of the Company at the option of the 1999 Note holders. The 1999 Notes mature on December 23, 2004. The net proceeds of the 1999 Notes were used for general cash requirements of the Company.

In February 2001, the Company issued 12% Subordinated Convertible Notes (the "2001 Notes") in the face amount of $880,000. The 2001 Notes bear a fixed 12% rate of interest and are convertible into common stock of the Company at the option of the 2001 Note holders subsequent to June 30,

2001. The 2001 Notes can be repaid, at the option of the Company, prior to June 30, 2001. The net proceeds of the 2001 Notes were used for the working capital needs of the Company.

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

Item 7A.  Market Risk Disclosures

The Company is exposed to the impact of interest rate fluctuations as a result of current borrowings under a line of credit and a term loan with interest rates at prime plus 1% and .5%, respectively. (See Notes 4 and 13 to the Consolidated Financial Statements included elsewhere herein.) The Company has no exposure with foreign currency contracts.

Item 8.   Financial Statements and Supplementary Data

The information required by this item begins at page F-1, attached.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company's independent public accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

As of March 31, 2001, the Board of Directors consisted of Ernest H. McKee, Richard E. Minshall, Anthony Pantaleoni, John H. Williams, Sr., and William J. Preston. John P. Gigas served as Executive Vice President, Chief Financial Officer and Secretary-Treasurer until April 9, 2001. David L. Shepherd has served as Chief Financial Officer and Secretary-Treasurer since April 23, 2001.

                        Executive Officers and Directors

     Name                         Age                   Position
     ----                         ---                   --------

Ernest H. McKee                   63         President, Chief Executive
                                                    Officer, and Chairman
                                                    of the Board

David L. Shepherd                 34         Chief Financial Officer and
                                                    Secretary-Treasurer

Richard E. Minshall               63         Director

Anthony Pantaleoni                62         Director

John H. Williams, Sr.             83         Director

William J. Preston                66         Director

Ernest H. McKee has served as President, Chief Executive Officer, and Chairman of the Board of Directors of Westwood Corporation since 1988. From 1984 to 1987, Mr. McKee was Chief Executive Officer and principal owner of Four-Em Enterprises, Tulsa, Oklahoma, a company engaged in the manufacture and sale of piping products and other manufacturing goods for the petrochemical industry. From 1968 to 1984, Mr. McKee was President and Chief Executive Office of Flo-Bend, Inc., Sands Springs, Oklahoma, a manufacturer of products for the refining and petrochemical industry. From 1960 to 1967, Mr. McKee was product manager for U.S. Steel Company, Pittsburgh, Pennsylvania. Mr. McKee received his Bachelor of Science degree from Kent State University in 1960.

David L. Shepherd has served as Chief Financial Officer and Secretary-Treasurer of Westwood Corporation since April 23, 2001. Prior to joining the Company, Mr. Shepherd had been with Ernst & Young LLP since 1988. Mr. Shepherd is a member of the American Institute of Certified Public Accountants and the Oklahoma Society of Certified Public Accountants. Mr. Shepherd received his BS in Accounting degree from Southwest Missouri State University in 1988.

Richard E. Minshall has served as a Director of Westwood Corporation since 1988. Mr. Minshall has been President and Chairman of the Board of Directors of Capital Advisors, Inc., of Tulsa, Oklahoma, since 1978. Mr. Minshall is a Director of American Gilsonite Company and First National Bank & Trust Company of Broken Arrow. Mr. Minshall is a member of the Oklahoma Society of Financial Analysts and the Oklahoma Bar Association.

Anthony Pantaleoni has served as a Director of Westwood Corporation since 1988. Mr. Pantaleoni has been a member of the law firm of Fulbright & Jaworski L.L.P., New York, New York, since 1989. Mr. Pantaleoni is a Director of Universal Health Services, Inc. (NYSE: UHSB), American Gilsonite Company, and AAON, Inc (NASDAQ).

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

During the fiscal year ended March 31, 2001, the Board of Directors held four regular meetings and numerous teleconferences. Each Director attended the meetings in person or by teleconference. The Audit Committee of the Board of Directors is composed of Richard E. Minshall, Anthony Pantaleoni and John H. Williams, Sr. Other than the Audit Committee, the Board of Directors presently has no other standing committees.

Item 11.  Executive Compensation

The following Tables I through III present information concerning the cash compensation and stock options provided to Messrs. McKee and Gigas. The notes to these tables provide more specific information regarding compensation as of March 31, 2001. Ernest H. McKee and John P. Gigas were the only Executive Officers of the Company during the fiscal year ended March 31, 2001. No other persons were considered to be Executive Officers or received compensation in excess of $100,000 for the fiscal year ended March 31, 2001.

                                     Table I

                           Summary Compensation Table

                                                                                          Long-Term
                                                 Annual Compensation(a)                  Compensation
                                        --------------------------------------   ---------------------------

                                                                        Other
                                                                       Annual       Securities       All Other
Name and                  Fiscal                                       Compen-      Underlying       Compen-
Principal Position         Year       Salary           Bonus          sation(b)        Options       sation(c)
------------------         ----       ------           -----          ---------     -------------    ---------
Ernest H. McKee            2001       $225,000         $----            ----            ----         $ 5,246
 Chief Executive           2000        225,000          ----            ----            ----           6,750
 Officer                   1999        225,000          ----            ----            ----           5,606


John P. Gigas (d)          2001       $172,000         $----            ----            ----         $ 6,125
 Chief Operating           2000         86,000          ----            ----            ----             860
 Officer(e)

     (a)  Amounts shown include cash compensation earned by Executive Officers.

     (b) The value of other benefits to any Officer during fiscal year 2001 did not exceed the lesser of $50,000 or 10% of the Executive Officer's total annual salary and bonus or fall within any other category requiring inclusion.

     (c) Amounts contributed to the Company's 401K Plan on behalf of the named Executive Officer.

     (d)  Mr. Gigas resigned his positions at the Company as of April 2, 2001.

     (e) Represents compensation commencing October, 1999. Mr. Gigas' employment contract commenced October 27, 1999, for a two year term. Salary compensation for Mr. Gigas was $172,000 per annum, payable in equal monthly installments. Prior to his employment as Executive Vice President and Chief Operating Officer, Mr. Gigas provided certain consulting services and received $8,333 during September, 1999, pursuant to the terms of his consulting agreement with the Company.

                                   Table II

                       Option Grants in Last Fiscal Year

Two option grants to an Executive Officer were made in fiscal 2001. On June 7, 2000, Mr. Ernie McKee received a one-time grant of an option to acquire 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. The one-time grant of the option vests at 20% per year each December 7, beginning on December 7, 2000 and ending on December 7, 2004. Each 20% increment shall be exercisable for a period of ten years from the vesting date of such 20% increment. On December 1, 2000, Mr. John
P. Gigas, the Company's Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary-Treasurer received a one-time grant of an option to acquire 6,300 shares of the Company's common stock at an exercise of $1.00 per share. The option granted to Mr. Gigas is exercisable six months from the date of the grant through April 2, 2002, one year following Mr. Gigas' resignation from his positions with the Company on April 2, 2001.

                                   Table III

                          Aggregated Option Exercises
                             in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                                   Number of              Value of Unexercised
                                                             Unexercised Options          In-the-Money Options
                                                               at March 31, 2001            at March 31, 2001
                                                            ----------------------      ------------------------

                           Acquired on       Value           Exer-         Unexer-       Exer-          Unexer-
        Name                 Exercise       Realized        cisable        cisable      cisable         cisable
        ----             ---------------    --------        --------       -------      -------         --------
Ernest H. McKee                 0               $0         138,930(a)      52,100(a)        $0              $0
John P. Gigas                   0               $0         120,000(b)       6,300(b)        $0              $0

     (a) Represents grants of options to acquire 16,105 shares of the Company's common stock annually on March 20, 1992, through 1996, pursuant to the 1992 Directors' Stock Option Plan, as amended on October 27, 1999 (the "1992 Directors' Plan"). The shares issued under these options have been automatically adjusted for the 10% stock dividends occurring annually from calendar 1993 through 1997. The exercise prices of the 1992, 1993, 1994, 1995 and 1996 option grants were $3.00, $3.125, $3.50, $2.25 and $1.75, per share, respectively, which were the NASDAQ closing prices on the date of the grants ($1.86, $1.95, $2.39, $1.69, and $1.45 per share, respectively, after automatic adjustment for the 10% stock dividends occurring annually from calendar 1993 through 1997). The options became exercisable six (6) months after the date of the grants, and expire ten (10) years from the date of grant.

     On September 3, 1996, an additional one-time grant of an option to acquire 60,500 shares (as adjusted for the 10% stock dividends occurring on December 22, 1996, and 1997) was made pursuant to the 1992 Directors' Plan. The exercise price of this option grant was $2.125 per share ($1.75 after automatic adjustment for the 10% stock dividends in calendar 1996 and 1997), which was the NASDAQ closing price on September 3, 1996. This option vests at the rate of 20% (12,100 shares) per year commencing on September 3, 1997, through 2001, and each 20% increment is exercisable for a period of ten (10) years commencing on the vesting date.

     On June 7, 2000, the Company's Board of Directors adopted the 2000 Directors' Stock Option Plan (the "2000 Directors' Plan") and granted an option to purchase 50,000 shares of the Company's common stock to each of the Company's five directors. The shareholders of the Company approved the 2000 Directors' Plan on December 14, 2000. The exercise price of the options granted on June 7, 2000, are $1.00 per share, which was greater than the NASDAQ closing price of the Company's common stock on the date of the grant ($.75 per share). These options vest at the rate of 20% (10,000 shares) per year commencing on December 7, 2000, through 2004, and each 20% increment is exercisable for a period of ten
(10) years commencing on the vesting date.

     (b) On October 27, 1999, Mr. Gigas received a one-time grant of an option to purchase up to 120,000 shares of the common stock of the Company at an exercise price of $1.00 per share. This option (the "1999 option") was granted pursuant to his employment contract, and was not issued through any of the Company's option plans. The 1999 option granted to Mr. Gigas is fully vested and is exercisable through October 27, 2004. On December 1, 2000, Mr. Gigas also received a one-time grant of an option to purchase 6,300 shares of the Company's common stock. This option (the "2000 option") was granted pursuant to the Company's employees 1992 Incentive and Non-Qualified Stock Option Plan. The 2000 option granted to Mr. Gigas vested immediately and is exercisable from June 1, 2001, through April 2, 2002 due to Mr. Gigas' resignation of his positions with the Company as of April 2, 2001. Accordingly Mr. Gigas now holds exercisable options for 126,300 shares of the Company's stock.

The Company maintains 401K Plans, which were effective January 1, 1989, and are available for participation by all employees without minimum age or service requirements. Each participating employee can defer up to 17% of his annual compensation to a specified limit. The Company matches 100% of the employee's deferrals, with such matching contributions not to exceed 3% of the employee's annual compensation. The Company's total contributions to the Plan for fiscal year 2001 were $161,000.

Directors' fees are payable to each outside Director for attendance at all regular and special board meetings for the Company. Richard E. Minshall, Anthony Pantaleoni, William J. Preston and John H. Williams, Sr., the Company's outside Directors, have each been paid the sum of $6,000 for attendance at board meetings during fiscal year 2001. Mr. McKee, although a Director, was not paid a Director's fee. Compensation of $1,500 per meeting to the outside Directors was originally initiated as part of the Company's acquisition of NMP in March of 1988, and has continued thereafter to provide some compensation for the efforts and time expended by the Directors. While there may be only four to six scheduled meetings of the Board of Directors in Tulsa, Oklahoma, on a yearly basis, there is substantial communications by and between the Directors throughout the course of the year, which are not compensated in any way. Compensation will be $2,500 per quarter beginning in fiscal 2002.

                            Stock Performance Graph

The following graph compares the Company's five-year cumulative total return to the NASDAQ U.S. Stock Index and the S&P Electronic Defense Index over a period beginning on March 31, 1996, and ending on March 31, 2001. The total stockholder return assumes $100 invested on March 31, 1996, in the Company and each of the Indexes shown. It also assumes reinvestment of all dividends.

The Company is in a unique industry and has few competitors manufacturing electrical generation and control equipment, primarily for military application, switching panelboards, switchboards, and electronic components. The Company's primary competitors are not publicly traded on any U.S. Stock Market and therefore, no financial data is obtainable for comparative purposes.

With the acquisition of E. Systems, Inc., in mid-1995 and Loral Corp. in January of 1996, the S&P Electronic Defense Index is now composed solely of one company, Raytheon. Since the S&P Electronic Defense Index contains only one company, it is not actually representative of an industry group or segment. The Company has explored other possible indexes for purposes of future reporting, but does not believe that any existing industry segment index provides meaningful comparisons as of this date.

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

                                   Table IV

               Comparison of Five-Year Cumulative Total Return*
              Among Westwood Corporation, NASDAQ U.S. Stock Index
                      and S&P Electronic Defense Index**


                               [OBJECT OMITTED]

                    Tabular Description of Performance Graph

Measurement Period                        Westwood                  NASDAQ                   S&P Electronic
(Fiscal Year Covered)                   Corporation             U.S. Stock Index              Defense Index
---------------------                   -----------             ----------------             ---------------
March 31, 1996                            $100                      $100                        $100
FYE 03/31/97                               89.80                     111.15                       92.95
FYE 03/31/98                               92.51                     168.47                      122.57
FYE 03/31/99                               46.67                     227.62                      124.86
FYE 03/31/00                               50.91                     423.37                       38.78
FYE 03/31/01                               42.42                     169.46                       65.52

_________

Assumes $100 invested on March 31, 1996, in Westwood common stock, NASDAQ U.S. Stock Index and S&P Electronic Defense Index.

*    Total Returns assumes reinvestment of dividends.
**   Fiscal Year ended March 31, 2001.

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

The Board has no quantifiable compensation formulas or policies based on the six factors set forth above. The level of bonus compensation paid to the Company's Executive Officers is based upon the performance of the Company, and a comparison of the salary structures of the Company's Executive Officers with the general economic conditions of corporations in the Tulsa, Oklahoma area, as well as other corporations in the defense industry.

Mr. McKee's salary of $225,000 per annum was established on March 31, 1997. Mr. McKee, as a Director of the Company, also participates in options granted pursuant to the 1992 and 2000 Directors' Plans, along with each of the other four Directors. However, as set forth in Tables II and III hereof, participation in the 1992 and 2000 Directors' Plans cannot be said to provide an adequate incentive or award for the services of the Company's Chief Executive Officer.

The salary of Mr. Gigas was established for a two-year period by the employment agreement entered into between Mr. Gigas and the Company on October 27, 1999, at the rate of $172,000 per annum, payable in equal monthly installments. Based on the terms of this employment agreement,

Mr. Gigas will continue to receive his salary through October 27, 2001 given the nature of his resignation as of April 2, 2001.

Mr. Shepherd was hired on April 23, 2001, as Chief Financial Officer and Secretary-Treasurer of the Company. The salary of Mr. Shepherd was established for a two-year period by the employment agreement entered into between Mr. Shepherd and the Company at the rate of $127,500 per annum, payable in equal monthly installments.

The 1992 Directors' Plan, as adopted by the Stockholders of the Company in 1992, and as amended in 1993, provided for the annual issuance of options to acquire 16,105 shares (as adjusted for the annual stock dividends occurring from calendar 1993 through 1997) of the Company's common stock to Directors of the Company for a five-year period at an exercise price equal to the reported closing price of the Company's common stock by NASDAQ on the date of each grant. In 1996, the 1992 Directors' Plan was amended to increase the term of the options granted thereunder from five to ten years and to provide for the one-time grant of an option to acquire 60,500 shares (as adjusted for the annual 10% stock dividends occurring in calendar 1996 and 1997) of the Company's common stock at an exercise price equal to NASDAQ's reported closing price of the Company's common stock on September 3, 1996. The 1996 option vests 20% of the 60,500 shares annually on September 3, 1997, through 2001. The 1992 Directors' Plan is automatic in that the amount of the March 20, 1992, through March 20, 1996, grants and the computation of the exercise price of the related options were fixed by the 1992 Directors' Plan, as previously adopted by the Stockholders, and no action by the Board of Directors is required to perfect the award. It was originally designed as an incentive to maintain appropriate members on the Board, and to induce others to become members of the Board, should that be in the best interest of the Company's Stockholders.

On June 7, 2000, the Company's Board of Directors adopted the 2000 Directors' Plan and granted an option to purchase 50,000 shares of the Company's common stock to each of the Company's five directors. The shareholders of the Company approved the 2000 Directors' Plan on December 14, 2000. The exercise price of the options granted on June 7, 2000, is $1.00 per share, which was greater than the NASDAQ closing price of the Company's common stock on the date of the grant ($.75 per share). These options vest at the rate of 20% (10,000 shares) per year commencing on December 7, 2000, through 2004, and each 20% increment is exercisable for a period of ten (10) years commencing on the vesting date. The 2000 Directors' Plan was adopted and approved by the Stockholders: 1) as all of the shares reserved for issuance under the 1992 Directors' Plan had been issued as of March 31, 1997; 2) to strengthen the ability of the Company to maintain appropriate members of the Board by increasing their proprietary interest in the Company's success and to compensate them for the substantial communication, input and effort they dispense; and 3) should it be in the best interest of the Company to do so, to attract and retain well-qualified individuals to become members of the Board.

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

The Incentive Stock Option Plan originally provided that 300,000 shares of common stock were reserved for issuance upon exercise of options to be granted under the Incentive Stock Option Plan. The Incentive Stock Option Plan was automatically adjusted as a result of the 10% stock dividends occurring annually from calendar 1993 through 1997. A total of 483,000 shares are now reserved for issuance under its terms. The Incentive Stock Option Plan is administered by the Board of Directors, which determines who shall receive options, the number of shares of common stock that may be purchased under options, the time and manner of exercise of options and option prices. The term of options granted under the Incentive Stock Option Plan may not exceed ten years (five years in the case of an incentive stock option granted to an optionee owning more than 10% of the voting stock of the Company (a "10% Holder"). The price for incentive stock options shall not be less than 100% of the "fair market value" of the shares of common stock at the time the option is granted; provided, however, that with respect to an incentive stock option, in the case of a 10% Holder, the purchase price per share shall be at least 110% of such fair market value. The price for non-qualified options shall not be less than 75% of the "fair market value" of the shares of common stock at the time the option is granted. The aggregate fair market value of the shares of common stock as to which an optionee may exercise incentive stock options may not exceed $100,000 in any calendar year. Payment for shares of common stock purchased upon exercise of options is to be made in cash, check or other instrument, but in the discretion of the Board of Directors, may be made by delivery of other shares of common stock of the Company.

Under certain circumstances involving a change in the number of outstanding shares of common stock without the receipt by the Company of any consideration therefor, such as a stock split, stock consolidation or payment of a stock dividend, the class and aggregate number of shares of common stock in respect of which options may be granted under the Incentive Stock Option Plan, the class and number of shares subject to each outstanding option and the option price per share will be proportionately adjusted. In addition, if the Company is involved in a merger or consolidation, the options granted under the Incentive Stock Option Plan will be adjusted proportionately.

An option may not be transferred other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order and, during the lifetime of the option holder, may be exercised only by such holder.

The Incentive Stock Option Plan will terminate on September 24, 2002, and may be terminated at any time prior to that date by the Board of Directors.

On December 1, 2000, options for 151,300 shares of the Company's common stock were granted to employees. The options are exercisable for the period from six months to five (5) years from the grant date. On April 23, 2001, an option for 50,000 shares of the Company's common stock was granted to Mr. Shepherd. The option vests at 20% (10,000 shares) per annum, beginning on April 23, 2002 through 2006. The option is exercisable for the period from six months to five
(5) years from the vesting date. There have been no additional issuances of options under the Incentive Stock Option Plan since April 23, 2001.

Directors' Stock Option Plans

On March 20, 1992, the Board of Directors of the Company adopted the 1992 Directors' Stock Option Plan (the "1992 Directors' Plan") which was approved by Stockholders of the Company at the Annual Meeting held September 24, 1992. The 1992 Directors' Plan originally provided for the issuance of up to 100,000 shares of common stock. An additional 100,000 shares were authorized for issuance under the 1992 Directors' Plan by the Stockholders on October 28, 1993. On March 20, 1996, grants of options to acquire 16,105 shares of the Company's common stock were issued to each of the Directors of the Company pursuant to the terms of the 1992 Directors' Plan, which represented the final options reserved under the October 28, 1993, authorization.

In September 1996, the 1992 Directors' Plan was amended (the "1996 Amendment"), as approved by the Stockholders of the Company at the Annual Meeting, to provide each Director who had served for five (5) years the one-time grant of an option to acquire 60,500 shares (as adjusted for the annual 10% stock dividend occurring in calendar 1996 and 1997) of the Company's common stock at $2.125 per share ($1.75 per share as adjusted for the annual 10% stock dividend occurring in calendar 1996 and 1997). The 1996 Amendment imposed a vesting schedule which vests 20% of the 60,500 shares on each of September 3, 1997, through 2001. Additionally, the 1996 Amendment increased the term of the options granted pursuant to the 1992 Directors' Plan to ten (10) years from the grant date of each option and increased the number of shares available under the Directors' Plan by an additional 200,000 shares, from 266,000 to 466,000.

The 1992 Directors' Plan has been automatically adjusted for the annual 10% stock dividends occurring from calendar 1993 through 1997. The 1992 Directors' Plan was also increased as a result of amendments approved by the Stockholders at the 1997 and 1999 Annual Meetings of Stockholders ("Amendments") for the additional authorization of options representing 55,000 shares of the Company's common stock to John H. Williams, Sr., and 50,000 shares to William J. Preston, upon their appointment to the Board of Directors. As a result of the Amendments and the 10% stock dividend occurring in calendar 1997 a total of 669,000 shares are now reserved for issuance under the terms of the 1992 Directors' Plan.

The options granted under the 1992 Directors' Plan from calendar 1992 through 1996, are exercisable six months after the grant date, and expire ten years after the grant date. The options granted on September 3, 1996, vest at the rate of 20% (12,100 shares) per year, and each vested 20% increment is exercisable for a period of ten years, commencing on the vesting date. In the case of a Director's death or permanent disability, the options immediately vest and are exercisable for a period of one year thereafter and then terminate. If a Director's membership on the Board of Directors terminates for any reason, any option held on such date may be exercised for a period of one year after the date of termination, unless the option terminates sooner by its terms.

The 1992 Directors' Plan was originally adopted to provide additional incentive to Directors of the Company, the benefits of which would be tied directly to stock performance of the Company. Moreover, it was hoped that the 1992 Directors' Plan could partially compensate the four outside Directors, Messrs. Minshall, Pantaleoni, Williams and Preston, for the considerable amount of consulting and communication time spent by them outside of Board meetings.

When the 1992 Directors' Plan was originally adopted, the average trading price for common stock of the Company was approximately $3.00 per share and it was hoped that the price per share of the common stock would grow by approximately 10% per year, which would result in a potential gain to each Director of approximately $3,000 on an annual basis. However, as of the date hereof, none of the Options issued to Directors over the last nine years have resulted in any gain and none have been exercised.

On June 7, 2000, the Company's Board of Directors adopted the 2000 Directors' Stock Option Plan (the "2000 Directors' Plan") and granted an option to purchase 50,000 shares of the Company's common stock to each of the Company's five directors. The shareholders of the Company approved the 2000 Directors' Plan on December 14, 2000. The exercise price of the options granted on June 7, 2000, is $1.00 per share, which was greater than the NASDAQ closing price of the Company's common stock on the date of the grant ($.75 per share). These options vest at the rate of 20% (10,000 shares) per year commencing on December 7, 2000, through 2004, and each 20% increment is exercisable for a period of ten (10) years commencing on the vesting date. The 2000 Directors' Plan was adopted and approved by the Stockholders: 1) as all of the shares reserved for issuance under the 1992 Directors' Plan had been issued as of March 31, 1997; 2) to strengthen the ability of the Company to maintain appropriate members of the Board by increasing their proprietary interest in the Company's success and to compensate them for the substantial communication, input and effort they dispense; and 3) should it be in the best interest of the Company to do so, to attract and retain well-qualified individuals to become members of the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the ownership of the Company's common stock by (i) each beneficial owner of more than 5% of the outstanding common stock, (ii) each Director, (iii) the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer and (iv) the Executive Officers and Directors as a group. The information is given as of March 31, 2001, except as noted. Unless otherwise indicated, each of the Stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                         Number of Shares

------------------------------------------------------------------------------------------------------------------------------------

       Name of Owner or                              10%                12%                         Common         Percent of
      Identity of Group           Options        Convertible        Convertible       Warrants     Stock (d)      Outstanding
                                                Subordinated       Subordinated         (c)                        Stock (e)
                                                  Notes (a)          Notes (b)
------------------------------------------------------------------------------------------------------------------------------------
Ernest H. McKee
2902 E. 74th Street             191,030(f)       190,000             68,750           121,563      1,377,040         26.1%
Tulsa, Oklahoma 74136
------------------------------------------------------------------------------------------------------------------------------------
David L. Shepherd
7909 S. 77th East Avenue         50,000(g)          ----               ----              ----           ----          0.7%
Tulsa, OK 74133
------------------------------------------------------------------------------------------------------------------------------------
William J. Preston
1717 Woodstead Court            100,000(h)       190,000            178,750           164,063        770,558         18.7%
The Woodlands, Texas 77380
------------------------------------------------------------------------------------------------------------------------------------
Richard E. Minshall
320 S. Boston Avenue            191,030(f)       190,000(i)         178,750 (i)       164,063(i)     416,669(j)      15.0%
Suite 1300
Tulsa, Oklahoma 74103
------------------------------------------------------------------------------------------------------------------------------------
Anthony Pantaleoni
666 Fifth Avenue                191,030(f)       140,000(k)         178,750           139,063(l)     196,938(m)      11.2%
New York, New York 10103
------------------------------------------------------------------------------------------------------------------------------------
John H. Williams, Sr.
1800 S. Baltimore Ave.          105,000(n)        90,000            110,000            87,500         17,000          5.6%
Tenth Floor
Tulsa, Oklahoma 74119
------------------------------------------------------------------------------------------------------------------------------------
John P. Gigas
5423 East 106/th/ Street        126,300(o)          ----               ----              ----           ----          1.8%
Tulsa, Oklahoma 74137
------------------------------------------------------------------------------------------------------------------------------------
Paul R. Carolus
8511 S. Canton Avenue              ----(p)          ----               ----              ----        378,121          5.5%
Tulsa, Oklahoma 74137
------------------------------------------------------------------------------------------------------------------------------------
Robert E. Lorton
1440 S. Owasso Ave.                ----             ----               ----              ----        348,491          5.1%
Tulsa, Oklahoma 74120-5609
------------------------------------------------------------------------------------------------------------------------------------
All Executive Officers
and Directors as a Group        828,090(q)       800,000            715,000           676,752      2,778,205         58.5%
(6 persons)
------------------------------------------------------------------------------------------------------------------------------------

     (a) On December 23, 1999, the Company issued 10% Subordinated Convertible Notes in the face amount of $1,000,000. The shares set forth in this column are convertible pursuant to the 10% Convertible Subordinated Notes included within Units of the Company purchased for $10,000 per Unit. Each Unit consists of a 10% Convertible Note in the amount of $10,000, convertible into 10,000 shares of common stock of the Company, and one warrant to purchase 5,000 shares of common stock at an exercise price of $1.00 per share. The maturity date for each 10% Convertible Subordinated Note, and the expiration date of each 1999 warrant, is December 23, 2004. The 10% Subordinated Convertible Notes are callable by the Company, under certain conditions, at the Company's option after December 15, 2001, upon thirty (30) days' notice, in the event the Company's common stock closing price is in excess of $2.50 per share for thirty (30) consecutive days within sixty (60) days of notice of redemption.

     (b) In February 2001, the Company issued 12% Convertible Subordinated Notes in the face amount of $880,000, pursuant to the terms of a Note Purchase Agreement dated effective as of February 14, 2001 (the "Agreement"). Each 12% Convertible Subordinated Note is convertible into a like number of shares of the Company from July 1, 2001 through the maturity date of February 13, 2002. The conversion privilege pursuant to the 12% Convertible Subordinated Notes may be terminated by prepayment on or before June 30, 2001. The Agreement further provided for the issuance of warrants to acquire common stock of the Company to the note holders as follows: (i) upon execution of the Agreement, for a pro rata share of 120,000 shares, as determined in accordance with the Agreement; and
(ii) on each of February 28, March 14 and March 28, 2001 (or such other dates, as adjusted for the note holders' respective funding dates), based on the principal outstanding under the 12% Convertible Subordinated Notes on such date, if any. Each warrant is exercisable for a period of five years from the issuance date.

     (c)  Total shares under all warrants issued.  See notes (a) and (b) above.

     (d) Does not include shares pursuant to the 10% and 12% Convertible Subordinated Notes, warrants or unexercised options.

     (e) For purposes of this computation, the percentage of ownership shown presumes exercise of all options, convertible notes and warrants as to each individual.

     (f) Pursuant to the 1992 and 2000 Directors' Plans, Messrs. McKee, Minshall and Pantaleoni have received options to acquire a total of 191,030 shares of the Company's common stock. As of March 31, 2001, each of these Directors is vested in, and holds exercisable options to acquire 138,930 shares. Each Director's option to acquire the balance of 12,100 shares under the 1992 Directors' Plan will vest and become exercisable for 12,100 shares on September 3, 2001. Each Director's option to acquire the balance of 40,000 shares under the 2000 Directors' Plan will vest and become excercisable at the rate of 10,000 shares per year on December 7, 2001 through 2004.

     (g) On April 23, 2001, Mr. Shepherd received an option to acquire 50,000 shares of the Company's common stock under the Incentive Stock Option Plan pursuant to his employment agreement. This option vests at the rate of 10,000 shares on each April 23, 2002 through 2006. The option becomes exercisable, as to each vested portion, on each October 23, 2002 through 2006.

     (h) Pursuant to the 1992 and 2000 Directors' Plans, Mr. Preston received options to acquire a total of 100,000 shares of the Company's common stock. At March 31, 2001, Mr. Preston is vested in, and holds exercisable options to acquire 20,000 shares. The option to acquire the balance of 40,000 shares pursuant to the 1992 Directors' Plan will vest and become exercisable at the rate of 10,000 shares per year on each October 27, 2001 through 2004. The option to acquire the balance of 40,000 shares pursuant to the 2000 Directors' Plan will vest and become exercisable at the rate of 10,000 shares per year on each December 7, 2001 through 2004.

     (i) The amounts represented are held by Capital Advisors, Inc., of which Mr. Minshall is the Chief Executive Officer and controlling shareholder.

     (j) Includes 129,967 shares of common stock owned beneficially by Mr. Minshall individually; 5,371 shares owned beneficially by Mr. Minshall's wife; 181,934 shares held beneficially by Capital Advisors, Inc., 1,084 shares owned by Minshall & Company, Inc., and 98,317 shares owned by a revocable trust for the benefit of Mr. Minshall's mother, of which Mr. Minshall is Trustee, as to which he disclaims any beneficial ownership. Mr. Minshall is the Chief Executive Officer and controlling shareholder of Capital Advisors, Inc., and Minshall & Company, Inc.

     (k) Includes 50,000 shares convertible by Mr. Pantaleoni; 50,000 shares convertible by Mr. Pantaleoni's wife, as to which he disclaims beneficial ownership; and 40,000 shares convertible by the Anthony Pantaleoni Trust, of which Mr. Pantaleoni is a trustee and a beneficiary.

     (l) Includes warrants to acquire 94,063 shares issued to Mr. Pantaleoni; a warrant to acquire 25,000 shares issued to Mr. Pantaleoni's wife, as to which he disclaims beneficial ownership; and a warrant to acquire 20,000 shares issued to the Anthony Pantaleoni Trust, of which Mr. Pantaleoni is a trustee and a beneficiary.

     (m) Includes 56,705 shares of common stock owned beneficially by Mr. Pantaleoni; 60,000 shares held by a trust of which Mr. Pantaleoni is a trustee and a beneficiary; 40,233 shares owned by Mr. Pantaleoni's wife, as to which he disclaims beneficial ownership; and 40,000 shares held by trusts of which Mr. Pantaleoni is a trustee, and as to which he disclaims beneficial ownership.

     (n) Pursuant to the 1992 and 2000 Directors' Plans, Mr. Williams received options to acquire a total of 105,000 shares (as adjusted for the 10% stock dividend occurring on December 22, 1997) of the Company's common stock. As of March 31, 2001, Mr. Williams is vested in, and holds exercisable options to acquire 43,000 shares. The option to acquire the balance of 22,000 shares pursuant to the 1992 Directors' Plan will vest and become exercisable at the rate of 11,000 shares per year on June 6, 2001 and 2002. The option to acquire the balance of 40,000 shares under the 2000 Directors' Plan will vest and become exercisable at the rate of 10,000 shares per year on each December 7, 2001 through 2004.

     (o) On October 27, 1999, Mr. Gigas received an option to acquire a total of 120,000 shares of the Company's common stock pursuant to his employment agreement. This option is exercisable is fully vested and exercisable through October 27, 2004. On December 1, 2000, Mr. Gigas was granted an option to acquire an additional 6,300 shares of the Company's common stock under the Incentive Stock Option Plan. As of April 2, 2001, Mr. Gigas resigned from his employment with the Company. Accordingly, the option to acquire 6,300 shares is exercisable from June 1, 2001 through April 2, 2002.

     (p) As of his retirement from the Company on March 31, 2000, Mr. Carolus is vested in, and held exercisable options to acquire 116,830 shares. These options expired on March 31, 2001, in accordance with their terms.

     (q) The totals shown held by All Executive Officers and Directors as a Group does not include the options held by Mr. Gigas who resigned from the Company as of April 2, 2001, but does include the option granted to Mr. Shepherd on April 23, 2001.

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

Capital Advisors, Inc. provides services to the Company in regard to public news releases and public relations matters. A fee of $1,500 per month is paid to Capital Advisors, Inc. for these services. Capital Advisors, Inc. also serves as an investment advisor for two of the Company's 401(k) plans. For the fiscal year ended March 31, 2001, the total sum of $27,000 was paid to Capital Advisors, Inc., in connection with these services.

Fulbright & Jaworski L.L.P. provides patent registration advisory services to the Company. For the fiscal year ended March 31, 2001, $7,000 was paid to the firm in connection with these services.

In conjunction with the sale of RoxCorp. to Roxtec in September 1997, NMP entered into an Administrative Services Agreement with RoxCorp. to provide certain administrative services and facilities on a month-to-month basis, including office and warehouse space and telephone service. The services provided, and the consideration to be received, were essentially identical to those previously provided based on the then inter-corporate expense allocation determined by NMP and RoxCorp. The sublease and administrative services agreement was terminated in 2000. During the fiscal year ended March 31, 2001, the Company also sold spare parts, supplies, and fabrication services to RoxCorp. for which the Company received the sum of $40,000.

Matthew E. McKee, a son of Ernest H. McKee, serves as a General Manager of NMP Corp. For the Company's fiscal year ending March 31, 2001, Matthew E. McKee received salary of $72,000. Matthew E. McKee's current salary is $75,000 per year. Matthew E. McKee obtained a B.B.A. degree from the University of Texas, College of Business in 1992 and has been employed in various management capacities at NMP Corp. since 1992.

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

     4.2  Subordinated NMP Corp. Note (Exhibit 4.2 to Form 10)

     4.3 Westwood Corporation 10% Convertible Subordinated Note (Specimen), dated December 23, 1999 (Exhibit 4.3 to Form 10K/A for the year ended March 31, 2000 filed on April 2, 2001)

     4.4 Westwood Corporation Common Stock Warrant (Specimen), dated December 23, 1999 (Exhibit 4.4 to Form 10K/A for the year ended March 31, 2000 filed on April 2, 2001)

     4.5* Westwood Corporation 12% Convertible Subordinated Note (Specimen), dated February 13, 2001

     4.6* Westwood Corporation Common Stock Warrant (Specimen), dated February
          13, 2001

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

    10.8  1992 Directors' Stock Option Plan of Westwood Corporation (Exhibit
          10.8 to Form 10-K for the year ended March 31, 1992, filed June 18,
          1992)

    10.9  1992 Directors' Stock Option Plan as amended October 28, 1993 (Exhibit
          10.9 to Form 10-K for the year ended March 31, 1994, filed June 29,
          1994)

    10.10 Stock Purchase Agreement, by and between Roflan Associates, Inc., and the Company, dated May 1, 1996 (Exhibit to Form 8-K Report, filed May 15, 1996)

    10.11 Agreement of Purchase and Sale of Assets, by and between Westwood/TANO, Inc., and TANO Automation, Inc., dated May 13, 1997 (Exhibit to Form 8-K Report, filed June 5, 1997)

    10.12 Stock Purchase Agreement, by and between MC II Electric Company, Inc., and the Company, dated May 28, 1997 (Exhibit to Form 8-K Report, filed June 12, 1997)

    10.13 Stock Purchase Agreement I, by and between Roxtec Holding, AB, and the Company, dated September 30, 1997 (Exhibit to Form 8-K Report, filed October 15, 1997)

    10.14 Loan Agreement, by and between Stillwater National Bank and Trust Company of Stillwater, Oklahoma, the Company and its subsidiaries, dated August 13, 1999 (Exhibit 10.14 to Form 10K/A for the year ended March 31, 2000, filed on April 2, 2001)

    10.15 2000 Directors' Stock Option Plan of Westwood Corporation (Exhibit B to the Proxy Statement dated October 31 2000, filed on November 1,
           2000)

    10.16* Employment Agreement of David L. Shepherd

    10.17* Loan Agreement, as amended, by and between Stillwater National Bank and Trust Company of Stillwater, Oklahoma, the Company and its subsidiaries, dated October 25, 2000

    10.18* Guaranty Agreement by and between Stillwater National Bank and Trust
           Company of Stillwater, Oklahoma and Ernest H. McKee, dated October 25, 2000

    22.1   Articles of Incorporation of NMP Corp. (Exhibit 22.1 to Form 10)

    22.2   Bylaws of NMP Corp. (Exhibit 22.2 to Form 10)


(b) Reports on Form 8-K

    No filings on Form 8-K were made during the last quarter of the fiscal year ending March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WESTWOOD CORPORATION


By:  /s/ Ernest H. McKee                  By:  /s/ Richard E. Minshall
   ---------------------------------         ----------------------------------
         Ernest H. McKee                           Richard E. Minshall
         President and Director                    Director


By:  /s/ David L. Shepherd                By:  /s/ Anthony Pantaleoni
   ---------------------------------         ----------------------------------
         David L. Shepherd                         Anthony Pantaleoni
         Secretary/Treasurer and                   Director
          Chief Financial Officer


By:  /s/ John H. Williams                 By:  /s/ William J. Preston
   ---------------------------------         ----------------------------------
         John H. Williams                          William J. Preston
         Director                                  Director


DATE: June 25, 2001

                             Westwood Corporation

            Index to Consolidated Financial Statements and Schedule


                                                                                                      Page
                                                                                                      ----
Covered by Report of Independent Auditors

    Report of Independent Auditors.................................................................... F-2
    Consolidated Balance Sheets as of March 31,
       2001 and 2000.................................................................................. F-3
    Consolidated Statements of Operations for the
       years ended March 31, 2001, 2000 and
       1999........................................................................................... F-5
    Consolidated Statements of Stockholders' Equity
       for the years ended March 31, 2001, 2000 and
       1999........................................................................................... F-6
    Consolidated Statements of Cash Flows for the
       years ended March 31, 2001, 2000 and 1999...................................................... F-7
    Notes to Consolidated Financial Statements for the
       years ended March 31, 2001, 2000 and 1999...................................................... F-9
    Schedule for the years ended March 31, 2001, 2000 and 1999:
       II  -  Valuation and Qualifying Accounts....................................................... F-28
Not Covered by Report of Independent Auditors:
    Selected Quarterly Financial Information (unaudited).............................................. F-29


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

                        Report of Independent Auditors

To Board of Directors
Westwood Corporation

We have audited the accompanying consolidated balance sheets of Westwood Corporation as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Westwood Corporation at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  /s/ Ernst & Young LLP



Tulsa, Oklahoma
June 15, 2001

                             Westwood Corporation

                          Consolidated Balance Sheets


                                                                             March 31
                                                                          2001       2000
                                                                       ----------------------
                                                                           (In Thousands)
Assets
Current assets:
    Cash and cash equivalents                                          $     545    $    293
    Accounts receivable (including retainage receivable
       of $733 in 2001 and $69 in 2000),
       net of allowance for doubtful accounts of
       $35 in 2001 and 2000                                                6,987       2,522
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                                   1,153         942
    Inventories                                                            5,831       4,684
    Prepaid expenses                                                          92          67
    Note receivable                                                          250         227
                                                                       ---------------------
Total current assets                                                       4,858       8,735

Plant and equipment, at cost:
    Leasehold improvements                                                   382         251
    Machinery and equipment                                                4,717       4,557
    Patterns and tools                                                       109         100
                                                                       ---------------------
                                                                           5,208       4,908
    Accumulated depreciation                                              (3,647)     (3,069)
                                                                       ---------------------
                                                                           1,561       1,839
Note receivable                                                              213         441

Loan origination costs (net of accumulated
    amortization costs of $15 in 2001 and $3 in 2000)                         45          57

Goodwill (net of accumulated amortization of
    $1,702 in 2001 and $1,313 in 2000)                                     4,346       4,735

Long-term accounts receivable, retainage                                     210         270
                                                                       ---------------------
Total assets                                                           $  21,233    $ 16,077
                                                                       =====================

                                                                           March 31
                                                                        2001        2000
                                                                   -------------------------
                                                                         (In Thousands,
                                                                   except for share amounts)
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                                  $  5,073   $   4,301
    Accrued liabilities                                                    858       1,371
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                 4,459       1,201
    Current portion of long-term debt due to related parties               715          --
    Current portion of long-term debt                                    3,476       1,158
                                                                      --------------------
Total current liabilities                                               14,581       8,031



Long-term debt due to related parties                                      850         850
Long-term debt                                                           1,285       1,836



Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
       $.001 par value, no shares issued or
       Outstanding                                                          --           -
    Common stock, 20,000,000 shares authorized,
       $.003 par value, 6,891,647 shares issued
       and outstanding                                                      21          21
    Capital in excess of par value                                       5,978       5,978
    Accumulated deficit                                                 (1,387)       (544)
    Treasury stock, 127,000 shares at cost                                 (95)        (95)
                                                                      --------------------
Total stockholders' equity                                               4,517       5,360
                                                                      --------------------
Total liabilities and stockholders' equity                            $ 21,233   $  16,077
                                                                      ====================


See accompanying notes.

                             Westwood Corporation

                     Consolidated Statements of Operations

                                                                      Year ended March 31
                                                            2001             2000              1999
                                                     ------------------------------------------------------
                                                           (In Thousands, except earnings per share)
Sales                                                      $ 30,476          $ 18,052         $ 30,390
Cost of sales                                                27,458            14,699           27,838
                                                     ------------------------------------------------------
Gross profit                                                  3,018             3,353            2,552

Operating expenses:
    Marketing and selling expenses                              431               804            1,233
    General and administrative expenses                       3,820             4,261            4,121
                                                     ------------------------------------------------------
                                                              4,251             5,065            5,354
                                                     ------------------------------------------------------
Operating loss                                               (1,233)           (1,712)          (2,802)

Other income (expense):
    Interest expense                                           (581)             (430)            (746)
    Net gain on sale of subsidiary/product lines
                                                                 --               190                -
    Patent infringement settlement                            1,080                --               --
    Other                                                         7               147             (135)
                                                     ------------------------------------------------------
                                                                506               (93)            (881)
                                                     ------------------------------------------------------
Loss before extraordinary
    gain and income taxes                                      (727)           (1,805)          (3,683)

Provision (benefit) for income taxes                            116               (90)            (630)
                                                     ------------------------------------------------------
Loss before extraordinary gain                                 (843)           (1,715)          (3,053)

Extraordinary gain                                               --                 -              209
                                                     ------------------------------------------------------
Net loss                                                     $ (843)         $ (1,715)        $ (2,844)
                                                     ======================================================

Basic and diluted loss per share:
    Loss before extraordinary gain                           $ (.12)           $ (.25)         $  (.44)
    Extraordinary gain                                           --                 -              .03
                                                     ------------------------------------------------------
    Net loss                                                 $ (.12)           $ (.25)         $  (.41)
                                                     ======================================================

See accompanying notes.

                              Westwood Corporation

                 Consolidated Statements of Stockholders' Equity

                                                                            Retained
                                                            Capital in      Earnings
                                 Preferred      Common      Excess of     (Accumulated     Treasury
                                   Stock        Stock       Par Value       Deficit)         Stock         Total
                                 ----------------------------------------------------------------------------------
                                                                  (In Thousands)
Balance at March 31, 1998        $       -    $      21     $   5,978       $   4,084      $      -      $  10,083
   Net loss                              -            -             -          (2,844)            -         (2,844)
   Cash dividends paid
     ($.01 per share)                    -            -             -             (69)            -            (69)
                                 ----------------------------------------------------------------------------------
Balance at March 31, 1999                -           21         5,978           1,171             -          7,170
   Net loss                              -            -             -          (1,715)            -         (1,715)
   Purchase of 127,000
     shares of common
     stock                               -            -             -               -           (95)           (95)
                                 ----------------------------------------------------------------------------------
Balance at March 31, 2000                -           21         5,978            (544)          (95)         5,360
   Net loss                              -            -             -            (843)            -           (843)
                                 ----------------------------------------------------------------------------------
Balance at March 31, 2001        $       -    $      21       $ 5,978        $ (1,387)     $    (95)     $   4,517
                                 ==================================================================================

See accompanying notes.

                              Westwood Corporation

                      Consolidated Statements of Cash Flows

                                                                            Year ended March 31
                                                                  2001            2000            1999
                                                                -----------------------------------------
                                                                             (In Thousands)
Operating activities
Net loss                                                         $  (843)       $ (1,715)       $ (2,844)
Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                               1,015             933           1,372
       Extraordinary gain                                             --              --            (209)
       Non-cash interest expense                                     101              30             113
       Non-cash interest income                                      (45)            (37)             --
       Gain on sale of subsidiary/product lines                       --            (190)             --
       Loss on asset disposals                                        --              61             372
       Deferred income taxes                                          --              --             336
       Cash flows impacted by changes in:
          Accounts receivable                                     (4,465)          1,174             694
          Costs and estimated earnings
              in excess of billings on
              uncompleted contracts                                 (211)          1,256           2,442
          Inventories                                             (1,147)         (3,951)            979
          Prepaid expenses                                           (25)            (27)             90
          Long-term accounts receivable,
              retainage                                               60             264             283
          Accounts payable                                           772           1,904          (1,573)
          Accrued liabilities and rent                              (513)           (148)           (231)
          Billings in excess of costs and
              estimated earnings on
              uncompleted contracts                                3,258             700            (354)
          Income taxes receivable                                     --             789            (449)
                                                                -----------------------------------------
Net cash provided by (used in)
    operating activities                                          (2,043)          1,043           1,021

                              Westwood Corporation

                                                                        Year ended March 31
                                                              2001             2000             1999
                                                            ------------------------------------------
                                                                       (In Thousands)
Investing activities
Purchases of plant and equipment                            $ (391)          $  (637)         $  (353)
Proceeds from sales of plant and equipment                      55                 -                3
Proceeds from sale of subsidiary/
    product lines                                               --             1,946                -
Receipt of payment on note receivable                          250                 -                -
Collections (advances) on officer loan                          --                 -               55
                                                            ------------------------------------------
Net cash provided by (used in)
    investing activities                                       (86)            1,309             (295)

Financing activities
Principal payments on debt                                    (536)           (9,187)          (1,702)
Borrowings of debt                                           2,202             5,150            1,754
Borrowings of debt from related parties                        715               850               --
Dividends paid                                                  --                 -              (69)
Acquisition of 127,000 shares
    of common stock                                             --               (95)               -
Loan origination cost payments                                  --               (60)               -
                                                            ------------------------------------------
Net cash provided by (used in)
    financing activities                                     2,381            (3,342)             (17)
                                                            ------------------------------------------

Net increase (decrease) in cash                                252              (990)             709
Cash and cash equivalents at
    beginning of year                                          293             1,283              574
                                                            ------------------------------------------
Cash and cash equivalents at end of year                    $  545           $   293          $ 1,283
                                                            ==========================================

See accompanying notes.

                             Westwood Corporation

                  Notes to Consolidated Financial Statements

                         March 31, 2001, 2000 and 1999

1.  Description of Business Activities and Significant Accounting Policies

Business Activities

The wholly owned operating subsidiaries included in the consolidated financial statements of Westwood Corporation ("Company"), a holding company, are:

               Subsidiary                                 Nature of Business
---------------------------------------------------------------------------------------------------
NMP Corp. ("NMP")                         NMP designs and manufactures electrical distribution
                                          and signal switching equipment in accordance with
                                          specifications of the U.S. Navy for use in combat
                                          ships. NMP also manufactured and marketed a
                                          diversified line of marine electrical hardware products,
                                          primarily for the U.S. Navy, until July 1999.

TANO Corp. ("TANO")                       Designs, manufactures, sells and services automation
                                          control and systems for both military and commercial
                                          ships and machinery plant automation and control
                                          systems.

MCII Electric Co. ("MCII")                Designs, manufactures, sells and supports mobile
                                          generator sets for both military and commercial
                                          applications.

Peter Gray Corporation,                   Commercial cold forger, serving mostly commercial
("Peter Gray") wholly owned               markets within the U.S. until 1999.
subsidiary of Roflan and
Associates, Inc., a holding
company


In the third quarter of fiscal 1999, the Company decided to cease its Peter Gray operations and completed the sale of certain assets in the first quarter of fiscal 2000 for $696,000. Peter Gray's gain on disposal of these assets was $294,000 in 2000.

In July 1999, the Company sold certain marine hardware-related assets of NMP for a total sales price of $2,000,000. Of the total sales price, $1,250,000 was received by March 31, 2000. The remaining balance of $750,000 is to be received in three annual installments of

1. Description of Business Activities and Significant Accounting Policies (continued)

$250,000 beginning September 1, 2000 and is represented by a non-interest-bearing note receivable. The Company recorded a $104,000 loss in fiscal 2000 in connection with the sale, primarily due to the Company recording the note receivable at a discount rate of 8.75%.

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

The effect of changes in estimates of contract profits was to increase 2001, 2000 and 1999 net operating loss by approximately $228,000, $437,000 and $221,000,

1. Description of Business Activities and Significant Accounting Policies (continued)


respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding years.

Research and Development

The Company does not generally incur research and development costs for its own behalf. Customer-sponsored research and development costs incurred pursuant to contracts are recorded as contract costs.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.

Depreciation

Plant and equipment are depreciated using the straight-line method over their estimated useful lives. Depreciation expense of $606,000, $540,000 and $836,000 is included in the 2001, 2000 and 1999 statements of operations, respectively, based on the utilization of the particular assets. Major replacements and improvements are capitalized while minor replacements, maintenance and repairs which do not extend useful lives are expensed.

Loan Origination Costs

Loan origination costs are being amortized on a straight-line basis over the scheduled five-year maturity period of the convertible subordinate debentures (see Note 4).

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

Incentive Stock Options

Incentive stock options are accounted for under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations because the alternative fair value accounting provided under Statement of

1. Description of Business Activities and Significant Accounting Policies (continued)

Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's director and employee stock options equals or is more than the market price of the underlying stock on the date of the grant and the Company's incentive stock option plan is a fixed plan, no compensation expense is recognized.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

Earnings Per Share

Basic earnings per share are based upon the average number of common shares outstanding. Diluted earnings per share includes any dilutive effect of stock options and warrants. However, none of the options or warrants outstanding were dilutive in 2001, 2000 and 1999, resulting in no difference between basic and dilutive earnings per share for each of the years presented.

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

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Consolidated Statements of Operations.

1. Description of Business Activities and Significant Accounting Policies (continued)

New Accounting Standards

The Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. The initial impact of this interpretation on the Company's results of operations and financial position was not material.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. SFAS No. 133 and 138 establish accounting and reporting standards for derivative financial instruments. The standards required that all derivative financial instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. The Company adopted these standards effective April 1, 2001. The impact of adopting these standards did not have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Among other things, SAB No. 101 clarifies certain conditions regarding the culmination of an earnings process and customer acceptance requirements in order to recognize revenue. The initial impact of SAB No. 101 on the Company's results of operations and financial position was not material.

Reclassifications

Certain 2000 and 1999 amounts have been reclassified to be consistent with the 2001 presentation.

2. Related Parties

The Company subleased office and warehouse space as well as provided other administrative services to Rox Corp. (a wholly owned subsidiary until September 30, 1997) via an administrative services agreement. The agreement, which could be cancelled by either party with adequate notice, contained various market comparable prices for the services provided or space occupied. The Company received $51,000 and $88,000 in 2000 and 1999, respectively, related to the administrative services agreement. The sublease and administrative services agreement were terminated in 2000. Additionally, the Company's NMP subsidiary sells materials and parts to Rox Corp. which resulted in revenues to the Company of $40,000, $256,000 and $174,000 in 2001, 2000 and 1999, respectively.

3. Inventories and Uncompleted Contracts

Inventories at March 31 consists of the following:

                                                                   2001                 2000
                                                              -----------------------------------
                                                                        (In Thousands)
         Work in process, primarily related to
              unit-of-delivery contracts in process           $    9,117             $   4,652
         Less contract billings to date                           (6,426)               (3,438)
                                                              -----------------------------------
                                                                   2,691                 1,214
         Raw materials and purchased parts                         3,140                 3,470
                                                              -----------------------------------
                                                              $    5,831             $   4,684
                                                              ===================================

At March 31, costs incurred on uncompleted contracts where revenues and costs are measured by the percentage of total labor costs or total costs incurred to date to estimated total labor costs or total costs, related estimated earnings and related contract billings to date are as follows:

                                                      2001             2000
                                                   ----------------------------
                                                         (In Thousands)

     Costs incurred on uncompleted contracts       $ 44,395          $ 54,281
     Estimated earnings                              19,749            18,524
                                                   ----------------------------
                                                     64,144            72,805
     Less contract billings to date                  67,450            73,064
                                                   ----------------------------
                                                   $ (3,306)         $   (259)
                                                   ============================

     Included in the accompanying balance
       sheets under the following captions:
         Costs and estimated earnings
          in excess of billings on
          uncompleted contracts                    $  1,153          $    942
         Billings in excess of costs and
          estimated earnings on uncompleted
          contracts                                  (4,459)           (1,201)
                                                   ----------------------------
                                                   $ (3,306)         $   (259)
                                                   ============================

Accounts receivable includes approximately $2,345,000 and $901,000 of progress billings at March 31, 2001 and 2000, respectively.

4. Long-Term Debt

Long-term debt at March 31 consists of the following:

                                                      2001             2000
                                                   ----------------------------
                                                         (In Thousands)

         Revolving credit facility                 $  2,800          $    662
         Term note                                    1,487             1,814
         MCII acquisition note                          108               274
         Convertible subordinate debentures           1,880             1,000
         Other                                           51                94
                                                   ----------------------------
                                                      6,326             3,844
         Less current maturities                      4,191             1,158
                                                   ----------------------------
                                                   $  2,135          $  2,686
                                                   ============================

Annual maturities on long-term debt are: 2002 - $4,191,000; 2003 - $415,000; 2004 - $448,000; and 2005 - $1,272,000.

On August 13, 1999, the Company entered into a new bank credit facility for a $2,000,000 revolving credit line and $2,000,000 5-year term note. Proceeds from this new credit facility were used to repay all amounts outstanding under the previous bank facility and term note. In October 2000, the revolving credit line was increased to $2,800,000. The term note bears interest at the Wall Street Journal prime rate plus .25% to .75% based on the debt service coverage ratio of the Company each quarter (total rate of 9.0% at March 31, 2001). The revolving credit line bore interest at the same rate as the term note until October 2000, when the rate was changed to the Wall Street Journal prime rate plus 1%. The revolving credit line is based on a borrowing base of acceptable receivables and inventories. Interest on the revolving credit line is paid monthly. The term loan facility requires monthly principal payments of $33,898 plus accrued interest through August 2004. On June 25, 2001, the Company renewed its revolving credit facility until October 15, 2001. The Company is having ongoing discussions with its current and other lenders to increase and extend, prior to the October 15, 2001 maturity date, the current revolving credit facility.

In addition, the Loan Agreement also established a $2.0 million term loan for a period of five years, which matures on August 13, 2004. The proceeds of the term loan were used to repay in full a previously existing loan with NationsBank, N.A. The term loan has a monthly amortization schedule for the payment of interest and the repayment of principal.

The revolving credit line and the term note contain covenants relating to the restriction of cash dividends and leverage and liquidity and are secured by accounts receivable, equipment, and inventories of all the Company's subsidiaries. As additional security for the $800,000 increase in the revolving credit line in October 2000, the Company's President provided a personal guarantee and pledged 750,000 shares of the Company's common stock owned by him. The personal guarantee and pledge of common stock is limited to the repayment of the additional $800,000 of the revolving credit line. The Company has been in compliance with the liquidity and leverage covenants since October 31, 2000. The Company had obtained a waiver for the liquidity and leverage covenant violations from March 31, 2000 through October 31, 2000.

At March 31, 2001, there was no availability under the revolving credit line. Borrowings on the revolving credit facilities averaged $2,110,000, $2,222,000 and $4,110,000 per day during 2001, 2000 and 1999, respectively, with the highest month-end balance being $2,800,000, $3,965,000 and $4,500,000, respectively. The weighted-average interest rate was 10.08%, 8.98% and 8.75% during 2001, 2000 and 1999, respectively.

In December 1999, the Company completed a $1,000,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors as well as officers and directors of the Company. The debentures bear interest of 10% per annum, which is payable each June 30 and December 31, and mature on December 22, 2004. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 500,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance.

In February 2001, the Company completed an $880,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors, as well as officers and directors of the Company. The debentures bear interest of 12% per annum, which is payable each June 30 and December 31, and mature on February 13, 2002. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised after June 30, 2001. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 340,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance.

In connection with the acquisition of MCII in fiscal 1998, the Company signed a $1,500,000 noninterest-bearing note payable to the former owner of MCII. The note required three annual installments, beginning in May 1998, of $500,000. The Company recorded the obligation at a discount rate of 8.5%, which was consistent with the rate obtainable from the lender of the existing revolving credit facility in May 1997. In December 1999, the Company agreed to settle litigation related to the acquisition of MCII with the former owner of MCII. The settlement replaced the noninterest-bearing note, which had a discounted balance at settlement of $1,470,000, with a new $300,000 noninterest-bearing note and $100,000 cash payable to the former owner of MCII. The new note requires eight quarterly installments, beginning in April 2000, of $37,500. The Company recorded the new note at a discount rate of 8.25%, which was consistent with the rate obtainable from the lender of the new revolving credit facility in December 1999. As a result, the $1,135,000 purchase price settlement reduced previously recorded goodwill. The settlement also required the Company to repurchase 127,000 shares of the Company's common stock from the former owner of MCII for $95,000.

In connection with the acquisition of Peter Gray in fiscal 1997, the Company assumed a secured note payable maturing on November 1, 2001. The note was payable in monthly principal and interest installments of $8,000 through September 1999, followed by 24 monthly payments of $11,000, with a final payment of $335,000 due on November 1, 2001. Interest was computed at 8% per annum. The note was secured by the accounts receivable and leasehold improvements of Peter Gray. In January 1999, the Company entered into an agreement with the note holder to terminate the secured note payable for a $167,500 cash payment by the Company as the note holder sold the building, which Peter

Gray occupied, to a third party. As a result of the extinguishment of this debt, an extraordinary gain of $371,000 less income taxes of $162,000 was recognized in 1999.

5. Income Taxes

The components of the provisions (benefits) for income taxes from loss before extraordinary gain are as follows:

                                 2001              2000             1999
                            ------------------------------------------------
                                            (In Thousands)

     Current:
         Federal            $        -        $     (137)       $   (1,012)
         State                     116                47                46
                            ------------------------------------------------
                                   116               (90)             (966)

     Deferred:
         Federal                     -                 -               301
         State                       -                 -                35
                            ------------------------------------------------
                                     -                 -               336
                            ------------------------------------------------
                            $      116        $      (90)       $     (630)
                            ================================================

The difference between the expected tax rate and the effective tax rate for the benefit for income taxes before extraordinary gain is due to the following:


                                                    2001         2000         1999
                                                 -------------------------------------
                                                          (In Thousands)
     Expected benefit for federal
         income taxes at the statutory rate      $   (247)    $   (614)    $ (1,252)
     State income taxes - net of
         federal benefit                               (7)          16         (106)
     Increase in valuation allowance                  374          333          785
     Revisions to prior years'
         estimated taxes                                -          137            -
     Other                                             (4)          38          (57)
                                                 -------------------------------------
     Provision (benefit) for income taxes
         before extraordinary gain               $    116     $    (90)    $   (630)
                                                 =====================================

Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                         2001          2000
                                                       ------------------------
                                                            (In Thousands)
     Deferred tax liabilities:
         Tax over book depreciation and amortization        124            79

     Deferred tax assets:
         Allowance for doubtful accounts                     13            13
         State net operating loss carryforward              144            62
         Federal net operating loss carryforward            807           520
         Inventory reserves                                 198           135
         Warranty reserve                                    82           115
         Vacation accrual                                    79            66
         Tax inventory overhead capitalization              308           301
         Less valuation allowance                        (1,507)       (1,133)
                                                       ------------------------
     Total deferred tax assets                              124            79
                                                       ------------------------
     Net deferred tax asset                            $      -      $      -
                                                       ========================

Management believes a valuation allowance is required due to sufficient uncertainty existing regarding the realizability of the Company's net deferred tax assets. The increase of $374,000 and $470,000 in the valuation allowance during 2001 and 2000, respectively, was due to an assessment of the Company's ability to realize its net deferred tax assets in the future as a result of the operating losses in 2001, 2000 and 1999.

At March 31, 2001 and 2000, the Company had $3,776,000 and $1,562,000,
respectively, of state net operating loss carryforwards, which expire between 2013 and 2016. At March 31, 2001 and 2000, the Company also had federal net operating loss carryforwards of $2,396,000 and $1,467,000, respectively, which expire between 2020 and 2021.

6. Leases

The Company leases all of its premises and various equipment under non-cancelable operating lease agreements. The future minimum lease payments for all operating leases are as follows:

                                 2002                $       609,000
                                 2003                        197,000
                                 2004                         83,000
                                 2005                         81,000
                                 2006                         32,000
                                                     -----------------
                                                     $     1,002,000
                                                     =================

Peter Gray had entered into a 10-year operating lease, which provided for free rent during the first two years of the agreement. Additionally, the lease agreement contained escalation clauses, which increased the lease payment after the fifth year of the agreement. Under generally accepted accounting principles, rent expense was recognized on a straight-line basis on the lease agreement. In January 1999, this lease agreement was terminated which resulted in Peter Gray reversing the deferred rent liability of $235,000 and writing off $370,000 of related leasehold improvements to other expense.

Rent expense incurred under operating lease agreements was $645,000, $659,000 and $655,000 for 2001, 2000 and 1999, respectively.

7. Employee Benefit Plans

The Company maintains 401(k) plans into which participating employees can defer up to 17% of their annual compensation up to a specified limit. The Company matches 100% of each participating employee's deferrals, not to exceed 3% of each participating employee's annual compensation. The Company contributions to the plans for 2001, 2000 and 1999 were $161,000, $138,000 and $168,000, respectively. The Company does not provide any post-retirement benefits other than the 401(k) plans.

8. Major Customers and Concentration of Credit Risk

The Company's customers are primarily the U.S. government and companies engaged in the defense contractor industry located throughout the U.S. who have contracted with the U.S. government. Sales to individual companies and the U.S. government which were greater than 10% of consolidated sales are as follows:

                                           2001            2000           1999
                                      ------------------------------------------
                                       (In Thousands)
U.S. Government                       $    11,228     $  5,594       $  15,979
Bath Iron Works                             3,464        2,574           1,970
Ingalls                                     7,855        1,922             909
Marinette Marine Corporation                2,672        3,729           3,029

Bath Iron Works, Marinette Marine Corporation and Ingalls' sales were generated by the marine electrical switchgear and the automation and control systems segments. The U.S. government's sales were generated by all segments.

At March 31, 2001, approximately $4,454,000 (64%) of accounts receivable, including current retainage, are due from the Bath Iron Works, Ingalls, Marinette Marine Corporation and the U.S. government. The Company generally does not require collateral from its customers as progress billings are rendered to customers as the work is performed, which results in substantial receipt of amounts due prior to the time the products are shipped. Credit losses relating to customers in the defense contractor industry have not been significant.

9.  Statement of Cash Flows

Cash payments for interest were $486,000, $439,000 and $625,000 for 2000, 1999 and 1998, respectively. Cash payments (refunds) for income taxes were $166,000, $(933,000) and $(679,000) for 2000, 1999 and 1998 respectively.

10. Common Stock

Prior to December 2000, the Company had two stock option plans covering directors and employees, respectively. In December 2000, the shareholders of the Company approved a new 2000 directors' plan. The number of shares of common stock reserved under the 2000 directors' plan is 500,000 shares. In fiscal 2000, the Board of Directors increased the number of shares of common stock reserved under the 1992 directors' plan by 50,000 shares to a total of 669,000 shares. The number of shares of common stock reserved under the employees' plan is 483,000 shares. Options vest and are exercisable as determined by the Board of Directors on a grant-by-grant basis. The exercise price per share is specified separately in each option agreement issued to a director or employee under each plan but cannot be less than the fair market value per share of common stock on the date of the grant. At March 31, 2001, 250,000, 141,000 and 332,000 common shares were reserved by the Company for future option grants under the 2000 directors', 1992 directors' and employee plans, respectively. The 1992 directors' plan terminates in 2005 and the employee plan terminates in 2003. The 2000 directors' plan terminates at the option of the board of directors.

A summary of the Company's stock option activity and related information for the years ended March 31 follows:

                                         Stock Options Outstanding           Stock Options Vested
                                        --------------------------   -----------------------------
                                                       Weighted                       Weighted
                                                       Average                        Average
                                         Options    Exercise Price     Options     Exercise Price
                                        --------------------------   -----------------------------
      At March 31, 1998                   766,000         $1.77             444,000        $1.80

      At March 31, 1999                   766,000          1.77             540,000         1.78
         Granted with exercise
           price equal to market
           price of Company's
           common stock                    50,000           .81
         Granted with exercise
           price in excess of
           market price of
           Company's common
           stock                          120,000          1.00
         Forfeited                        (82,000)         1.60
         Expired                          (88,000)         1.54
                                      -----------
      At March 31, 2000                   765,000          1.63             549,000         1.74
         Granted with exercise
           price in excess of
           market price of
           Company's common
           stock                          401,000          1.00
         Forfeited                       (117,000)         1.83
         Expired                                -
                                      -----------
      At March 31, 2001                 1,049,000         $1.36             751,000        $1.45
                                      ===========

No options were exercised or cancelled during 2001, 2000 or 1999. The exercise price for options outstanding as of March 31, 2001 ranged from $.81 to $2.39. Subsequent to March 31, 2001 an additional 50,000 options to acquire the Company's common stock were granted at $1.00 per share.

At March 31, 2001, the contractual life of options outstanding ranged from five to ten years. The weighted average remaining contractual life of those options is 5.83 years. The weighted average grant date fair value of options granted with the exercise price equal to the market price of the Company's common stock during 2000 was $.65. The weighted average grant date fair value of options granted with the exercise price in excess of the market price of the Company's common stock during 2001 and 2000 was $.52 and $.47, respectively. No options were granted during 1999.

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

The fair value of the options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999:

                                                 2001         2000       1999
                                            ------------------------------------
     Risk free interest rate                     7.00%         6.65%        -
     Weighted-average expected life              5.83 years    5.18 years   -
     Expected volatility                           68%           78%        -
     Expected dividends                          0.00%         0.00%        -


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's reported and pro forma information for the year ended March 31 is as follows:

                                                   2001       2000       1999
                                                --------------------------------
     Net loss:
         As reported                            $  (843)    $(1,715)   $(2,844)
         Pro forma                                 (975)     (1,777)    (2,900)
     Net loss per basic and diluted share:
         As reported                            $  (.12)    $  (.25)   $  (.41)
         Pro forma                                 (.14)    $  (.26)   $  (.42)


Pro forma amounts include compensation expense for the vested portion of options granted due to the graded vesting policy of these options. Since compensation expense from stock options is recognized over the future years' vesting period, pro forma amounts may not be representative of future years' amounts.

11.  Earnings Per Share

The following sets forth the computation of basic and diluted loss per share for the years ended March 31:

                                                               2001          2000          1999
                                                           ---------------------------------------
     Numerator for basic and diluted
         earnings per share:
            Net loss - in thousands                        $      (843)   $   (1,715)   $   (2,844)
                                                           =======================================
     Denominator for basic and diluted earnings
         per share - weighted average shares                 6,764,647     6,859,897     6,891,647
                                                           =======================================
     Basic and diluted loss per share                      $      (.12)   $     (.25)   $     (.41)
                                                           =======================================


No shares related to the assumed conversion of the convertible subordinated debentures have been included in the computation of diluted earnings per share. Inclusion of these shares would be antidilutive.

12.  Legal Contingencies and Commitments

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's financial position, results of operations or cash flow.

As of March 31, 2001, the Company had an employment contract through October 27, 2001 with one of its principal officers. The contract provided for a base salary with an aggregate total annual salary commitment of $172,000. As of April 2, 2001, the officer resigned and received a severance package of $100,000, which was accrued in the first quarter of fiscal 2002. On April 23, 2001, the Company entered into an employment contract through April 22, 2003 with one of its principal officers. The contract provides for a base salary with an aggregate total annual salary commitment of $128,000. Bonus provisions are subject to the discretion of the Board of Directors of the Company.

13.  Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair-value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet approximate fair value due to the short-term maturity of these instruments.

         Notes receivable: As the maturity of this receivable is less than eighteen months, fair value is estimated to approximate the historically recorded amount.

         Long-term debt: The fair value of the Company's long-term debt is based on the prices of similar securities with similar terms and credit ratings. At March 31, 2001 the carrying amount and fair value of the Company's long-term debt is $6,326,000 and $6,373,000, respectively. At March 31, 2000 the carrying amount and fair value of the Company's long-term debt was $3,844,000 and $3,843,000, respectively.

14.  Segment Disclosures

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

The Company's reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. Other includes primarily the Company's equity method investment in its subsidiaries and notes receivable from the sale of certain marine hardware-related assets. Long-lived assets are comprised of property and equipment, goodwill and deferred charges.


                                                                Income
                                      Revenues               (Loss) Before
                          --------------------------------   Extraordinary          Additions to Depreciation
                           Revenues    Inter-                  Gain and      Total   Long-Lived     and
                           External    Segment     Total     Income Taxes   Assets     Assets   Amortization
                          --------------------------------   -----------------------------------------------
           2001
-----------------------
Marine electrical
   switchgear               $13,320    $ 3,020    $16,340       $   759    $ 20,685    $   125      $  146
Mobile power systems         11,749         --     11,749        (2,526)      4,789        115         574
Automation and
   control systems            5,407      1,680      7,087         1,525       6,646        151         249
Other                            --         --         --          (842)     13,113         --          46
Eliminations                     --     (4,700)    (4,700)          357     (24,000)        --          --
                          -------------------------------    -----------------------------------------------
Total                       $30,476    $    --    $30,476       $  (727)   $ 21,233    $   391      $1,015
                          ===============================    ===============================================
           2000
-----------------------
Marine electrical
   switchgear               $ 7,788    $   444    $ 8,232       $   228    $ 14,326    $   215      $  152
Mobile power systems          3,228          -      3,228        (1,984)      6,778        285         542
Automation and
   control systems            7,036        418      7,454           702       5,137        137         211
Other                             -          -          -        (1,851)     11,551          -          28
Eliminations                      -       (862)      (862)        1,100     (21,715)         -           -
                          -------------------------------    -----------------------------------------------
Total                       $18,052    $     -    $18,052       $(1,805)   $ 16,077    $   637      $  933
                          ===============================    ===============================================
           1999
-----------------------
Marine electrical
   switchgear               $11,863    $   946    $12,809       $(1,886)   $ 14,579    $   184      $  556
Mobile power systems         12,729          -     12,729        (1,650)      8,669         32         621
Automation and
   control systems            5,798        215      6,013           453       3,846         69         190
Other                             -          -          -        (2,312)     17,672         68           5
Eliminations                      -     (1,161)    (1,161)        1,712     (25,083)         -           -
                          -------------------------------    -----------------------------------------------
Total                       $30,390    $     -    $30,390       $(3,683)   $ 19,683    $   353      $1,372
                          ===============================    ===============================================

Marine switchgear revenues were 100% of 2001 total marine electrical switchgear segment revenues. Marine hardware revenues were 27% and 52% and marine switchgear revenues were 73% and 48% of 2000 and 1999 total marine electrical switchgear segment revenues, respectively.

Included in automation and control systems' 2001 income before extraordinary gain and income taxes is $1,080,000 in other income resulting from the settlement of a patent infringement claim. Included in mobile power systems' 2000 and 1999 loss before extraordinary gain and income taxes are $335,000 and $478,000, respectively, of contract losses related to unexpected development completion costs incurred on a long-term development contract and the completion of a long-term production contract. Included in mobile power systems' 2001 loss before extraordinary gain and income taxes are $1.2 million in losses resulting from the production start-up of a long-term contract. Included in marine electrical switchgear's 2000 income before extraordinary gain and income taxes is $185,000 due to expected warranty costs to be incurred on one of the segment's new products.

Included in mobile power systems' 2001 and 1999 loss before extraordinary gain and income taxes are $166,000 and $235,000, respectively, in additions to the excess and obsolete inventory reserves due to the completion of long-term production contracts and continued evaluation of generator inventory levels. Included in marine electrical switchgear's 1999 loss before extraordinary gain and income taxes are $691,000 in additions to the excess and obsolete inventory reserves due to the completion of long-term production contracts and evaluation of marine hardware inventory levels prior to the sale of the marine hardware product line in July 1999.

Included in marine electrical switchgears' 2001 income before extraordinary gain and income taxes is $640,000 of engineering cost overruns incurred during the development stage of certain long-term contracts.

                              Westwood Corporation

                 Schedule II - Valuation and Qualifying Accounts

                                                  Amounts        Amounts
                                 Balance at       Assumed        Charged                       Balance at
                                  Beginning         in          (Credited)                       End of
          Description             of Period     Acquisition    to Expenses      Deductions       Period
---------------------------------------------------------------------------------------------------------
                                                              (In Thousands)
Year ended March 31, 2001:
   Allowance for doubtful           $    35       $     -       $      --        $      --       $   35
     accounts
   Reserves for inventory               354             -             166               --          520


Year ended March 31, 2000:
   Allowance for doubtful
     accounts                           126             -              --              (91)          35
   Reserves for inventory             1,391             -               8           (1,045)         354


Year ended March 31, 1999:
   Allowance for doubtful
     accounts                            65             -              61                -          126
   Reserves for inventory               830             -             926             (365)       1,391

                              Westwood Corporation

              Selected Quarterly Financial Information (Unaudited)

                                                                          Basic and
                                                                           Diluted
                                                                           Earnings
                                                                          (Loss) Per
                                            Gross            Net         Average Share
                                            Profit          Income         of Common
                               Sales        (Loss)          (Loss)           Stock
                             ---------------------------------------------------------
                                    (In Thousands, except earnings per share)
2001:
    First                    $  6,124        $1,035        $       8         $ .00
    Second                      5,476           498             (649)         (.09)
    Third                      10,614           986             (253)         (.04)
    Fourth                      8,262           499               51           .01
2000:
    First                    $  4,694        $1,029        $     (29)        $(.01)
    Second                      4,246           607             (504)         (.07)
    Third                       4,133           785             (324)         (.05)
    Fourth                      4,979           932             (858)         (.12)

    The fourth quarter of 2001 includes $1,080,000 of other income resulting from the settlement of a patent infringement claim. Gross profit in the first, second, third and fourth quarter of 2001 was reduced by engineering cost overruns incurred during the development stage of certain long-term contracts of $183,000, $167,000, $128,000 and $162,000, respectively. Gross profit in the first, second, third and fourth quarter of 2001 was reduced by production start-up costs associated with a long-term contract of $80,000, $262,000, $276,000 and $369,000, respectively. The fourth quarter of 2001 includes $166,000 in additions to the excess and obsolete inventory reserves.

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