Form 10-Q
period 2001-06-30
WESTWOOD CORP/NV/
filed 2001-08-10
CIK 876884

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(X) CQUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          June 30, 2001                 .
                               ---------------------------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to __________________.

Commission File Number:        0-19381                                .
                          --------------------------------------------


                             WESTWOOD CORPORATION
            (Exact name of registrant as specified in its charter)

           Nevada                                            87-0430944
--------------------------------------------------------------------------------
 (State or other jurisdiction                             (I.R.S. Employer
    of incorporation)                                     Identification No.)

12402 East 60th Street, Tulsa, Oklahoma                         74146
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (918) 250-4411
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  (x)  Yes     ( )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common                         Outstanding at August 10, 2001
-----------------------------            ------------------------------
Common Stock, $.003 par value                      6,891,647

                                     INDEX
                                     -----

                                                                Page No.
                                                                -------

PART I    FINANCIAL INFORMATION:

     Item 1.   Financial Statements:

            Consolidated Balance Sheets as of
              June 30, 2001 and March 31, 2001                       1

            Consolidated Statements of Operations
              for the three months ended June 30,
              2001 and 2000                                          3

            Consolidated Statement of Cash Flows
              for the Three Months ended June 30,
              2001 and 2000                                          4

            Notes to Consolidated Financial Statements               5

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.                                         8

     Item 3.   Quantitative and Qualitative Disclosures
                 about Market Risk.                                 11

PART II   OTHER INFORMATION:

     Item 1.   Legal Proceedings.  (None)                            -

     Item 2.   Changes in Securities.  (None)                        -

     Item 3.   Defaults Upon Senior Securities.  (None)              -

     Item 4.   Submission of Matters to a Vote of
                 Security Holders.  (None)                           -

     Item 5.   Other Information.                                   11

     Item 6.   Exhibits and Reports on Form 8-K.                    12

Signatures                                                          12

                                      (i)

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                              June 30   March 31
                                                2001      2001
                                              ------------------
                                              (Unaudited)
Assets

Current assets:
 Cash and cash equivalents                    $   185    $   545
 Accounts receivable (including retainage
  receivable of $743 at June 30, 2001
  and $733 at March 31, 2001), net
  of allowance for doubtful accounts            5,269      6,987
 Costs and estimated earnings in excess of
  billings on uncompleted contracts             1,252      1,153
 Inventories                                    7,662      5,831
 Prepaid expenses                                 113         92
 Note Receivable                                  250        250
                                              -------    -------

Total current assets                           14,731     14,858

Plant and equipment, at cost:
 Leasehold improvements                           382        382
 Machinery and equipment                        4,882      4,717
 Patterns and tools                               115        109
                                              -------    -------
                                                5,379      5,208
Accumulated depreciation                       (3,790)    (3,647)
                                              -------    -------
                                                1,589      1,561

Goodwill (net)                                  4,249      4,346

Note receivable                                   219        213
Loan origination costs (net)                       42         45
Long-term accounts receivable, retainage          193        210
                                              -------    -------

Total Assets                                  $21,023    $21,233
                                              =======    =======

See accompanying notes.

                             WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                   June 30   March 31
                                                     2001      2001
                                                   ------------------
                                                   (Unaudited)
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                 $ 4,003    $ 5,073
  Accrued liabilities                                  878        858
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                5,423      4,459
  Current portion of long-term debt due to
    related parties                                    715        715
  Current portion of long-term debt                  3,445      3,476
                                                   -------    -------

Total current liabilities                           14,464     14,581

Long-term debt due to related parties                  850        850
Long-term debt                                       1,187      1,285


Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized,
    $.001 par value, no shares issued and
    outstanding                                          -          -
  Common stock, 20,000,000 shares authorized,
    $.003 par value, 6,891,647 shares issued
    and outstanding at June 30, 2001, and
    March 31, 2001, respectively                        21         21
  Capital in excess of par value                     5,978      5,978
  Accumulated deficit                               (1,382)    (1,387)
  Treasury stock, 127,000 shares at cost               (95)       (95)
                                                   -------    -------
Total stockholders' equity                           4,522      4,517
                                                   -------    -------
Total liabilities and stockholders' equity         $21,023     $21,233
                                                   =======     =======

See accompanying notes.

                             WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)


                                         Three Months Ended
                                               June 30
                                          2001         2000
                                         -------      ------
                                             (Unaudited)
Sales                                    $11,246      $6,124

Cost of sales                              9,878       5,089
                                         -------      ------

Gross profit                               1,368       1,035

Operating expenses:
 Selling, general & administrative         1,204       1,006
                                         -------      ------

Operating income                             164          29

Other income:
 Interest expense                           (145)       (102)
 Other income                                 59          85
                                         -------      ------
                                             (86)        (17)
                                         -------      ------

Income before taxes                           78          12

Provision for income taxes                    73           4
                                         -------      ------

Net income                               $     5      $    8
                                         =======      ======

Basic, and diluted, earnings
   per share                             $   .00      $  .00

Weighted average common shares used
  in computing earnings per share      6,764,647   6,764,647

Cash dividends per share                 $     -      $    -

See accompanying notes.

                             WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                      Three Months Ended
                                                           June 30
                                                        2001       2000
                                                       -------   -------
                                                       (Unaudited)
Operating activities
Net income                                             $     5   $     8
Adjustments to reconcile net income
to cash provided (used) in operations:
 Depreciation and amortization                             154       132
 Amortization of goodwill                                   97        97
 Non-cash interest income                                   (6)      (19)
Cash flows impacted by changes in:
  Accounts receivable                                    1,718    (1,642)
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                   (99)      978
 Inventories                                            (1,831)   (2,989)
 Prepaid expenses                                          (21)      (11)
 Long-term accounts receivable, retainage                   17        68
 Accounts payable                                       (1,070)    1,256
 Accrued liabilities                                        20        73
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                       964       710
                                                       -------   -------

Net cash used in operating activities                      (52)   (1,339)

Investing activities

Purchase of plant and equipment                           (179)     (120)

Financing activities

Principal payments on debt                                (129)     (122)
Borrowings on debt                                           -     1,337
                                                       -------   -------

Net cash (used) provided by financing activities          (129)    1,215
                                                       -------   -------
Net decrease in cash                                      (360)     (244)

Cash at beginning of period                                545       293
                                                       -------   -------

Cash at end of period                                  $   185   $    49
                                                       =======   =======

See accompanying notes.

                             WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood's wholly owned subsidiaries NMP Corp. ("NMP"), TANO Corp. ("TANO"), and MCII Electric Company, Inc. ("MCII"). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2001, may not necessarily be indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 2001.

Note 2 - Inventories
--------------------

Inventories consists of the following:

                                                     June 30,         March 31,
                                                         2001           2001
                                                      -------------------------
                                                            (In Thousands)
Work in process, primarily related to
  unit-of-delivery contracts in process               $ 8,672           $ 9,117

Less contract billings to date                         (4,256)           (6,426)
                                                      -------------------------
                                                        4,416             2,691
Raw materials and purchased
  parts                                                 3,246             3,140
                                                      -------------------------
                                                      $ 7,662           $ 5,831
                                                      =========================

Note 3 - Long-Term Debt
-----------------------

The Company entered into a new credit facility in August 1999, which included a $2,000,000 revolving credit line and $2,000,000 five-year term note, which is payable monthly and matures in August 2004. In October 2000, the revolving credit line was increased to $2,800,000. As additional security for the $800,000 increase in the revolving credit line in October 2000, the Company's President provided a personal guarantee and pledged 750,000 shares of the Company's common stock owned by him. The personal guarantee and pledge of common stock are limited to the repayment of the additional $800,000 of the revolving credit line. On June 25, 2001, the Company renewed its revolving credit facility until October 15, 2001. At June 30, 2001, there was no remaining borrowing available from the revolving credit line. The Company is having ongoing discussions with its current and other lenders to increase and extend the current revolving credit facility prior to the October 15, 2001, maturity date.

In December 1999, the Company completed a $1,000,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors as well as officers and directors of the Company. The debentures bear interest of 10% per annum and mature on December 22, 2004. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 500,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance. As of June 30, 2001, none of the warrants were exercisable.

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

Note 4 - Income Taxes
---------------------

The Company settled an Internal Revenue Service audit in the first quarter of fiscal 2002. As part of the settlement, the Company paid

$48,000. The remaining provision for income taxes for the first quarter of fiscal 2002 and 2001 is primarily due to state income taxes as the Company utilized a portion of its federal net operating loss carryforward, which has a 100% valuation allowance against it.

Note 5 - Comprehensive Income
-----------------------------

For the three-month periods ended June 30, 2001 and 2000, comprehensive income and net income are the same.

Note 6 - Segment Information
----------------------------


                                                     Income
                          Revenues                   (Loss)
                     -------------------             Before
Three Mos. Ended                 Inter-              Income     Total
June 30, 2001        External    Segment     Total    Taxes     Assets
-------------        --------    -------     -----   ------     ------
Marine Electrical
 Switchgear          $ 3,846      $1,191   $ 5,037    $312     $20,991
Mobile Power Systems   5,856         -       5,856    (264)      4,884
Marine Automation
 & Control             1,544         738     2,282     276       5,307
Other                      -         -           -      57      12,897
Eliminations               -      (1,929)   (1,929)   (303)    (23,056)
                     -------      -------   -------   -----     ------
Total                $11,246      $  -     $11,246    $ 78     $21,023
                     =======      =======  =======    ====     =======

Three Mos. Ended
June 30, 2000
-------------

Marine Electrical
 Switchgear           $2,229      $534      $2,763    $137     $17,340
Mobile Power Systems   2,242         -       2,242    (239)      6,938
Marine Automation
 & Control             1,653       139       1,792     115       5,238
Other                      -         -           -       8      11,998
Eliminations               -      (673)       (673)     (9)    (22,175)
                       -----      ----        ----    -----    -------
Total                 $6,124     $   -      $6,124    $ 12     $19,339
                      ======     =====      ======    ====     =======

Note 7 - New Accounting Standard
--------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This standard requires that goodwill and certain other intangible assets no longer be amortized, but be evaluated on at least an annual basis for impairment based on the fair value of the reporting segment in which the goodwill and other intangible assets are associated. The standard also requires additional disclosures about goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is not required to be adopted by the Company until the first quarter of fiscal year 2003. The Company has not determined the impact of adopting this standard on its financial position or results of operations.


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         And Results of Operations.
         -------------------------

Results of Operations - First Quarter Ended June 30, 2001 and 2000
------------------------------------------------------------------

For the first quarter ended June 30, 2001, the Company had a net profit of $5,000 as compared to net income of $8,000 for the same quarter of the previous year. The net income per share was $.00 for both quarters.

Consolidated sales for the first quarter increased 83.6%, to $11,246,000, as compared to $6,124,000 for the first quarter of last year.

A breakdown of sales by the Company's major product groups is as follows:

 .    Mobile power system sales by MCII for the first quarter of fiscal year 2002 were $5,856,000, as compared to $2,242,000 for the same period last year. Primarily, the 161% increase in revenue was due to the sale of 237 tactical quiet generator ("TQG") sets to the U.S. government. Sales of these generators under a long-term contract with the U.S. government did not start until September 2000. This increase in sales was offset by a $1,107,000 one-time sale of generators to Raytheon in the same period last year and a decrease in spare parts sales at MCII from $1,135,000 for the first quarter of fiscal year 2001 to $306,000 for the same period this year.

 .    Marine automation and control system sales for TANO for the first quarter of fiscal year 2002 totaled $1,544,000, as compared to $1,653,000 for the first quarter of last year, a 6.6% reduction for the quarter-to-quarter period comparison. The $109,000 decrease is due to a change in product mix between the two quarters.

 .    Marine electrical switchgear sales by NMP for the first quarter of fiscal year 2002 totaled $3,846,000, as compared to $2,229,000 for the first quarter of last year. The 72.5% increase in revenues is the result of increased production on two major contracts for the U.S. Navy's DDG 51 class and LPD17 class ships.

Gross profit as a percentage of sales was 12.2% for the first quarter of fiscal year 2002, compared to 16.9% for the same period last year. The decrease in the gross margin percentage is primarily due to the 1% margin on the TQG sets. Efforts are ongoing to improve production efficiency on these units during the current contract period, which started in September 2000 and continues into fiscal 2003.

Operating expenses for the quarter-to-quarter comparison increased from $1,006,000 in fiscal 2001 to $1,204,000 for the first quarter of fiscal year 2002. This increase of approximately 19.7% in operating expenses is due to the accrual of $94,000 in severance in the first quarter of fiscal 2002 in conjunction with the resignation of the Company's chief financial officer on April 2, 2001. Salaries increased $48,000 in the quarter-to-quarter comparison. The remaining increase is due to significant labor costs incurred in the first quarter of fiscal 2002 in competitively bidding two long-term TQG contracts.
The U.S. government is not expected to award these contracts until the second and third quarter of fiscal 2002, respectively.

Interest expense for the first quarter of fiscal year 2002 was $145,000, as compared to $102,000 for the first quarter of last year. The 42.2% increase is due to $1,138,000 in additional borrowings in the first quarter of fiscal 2002 compared to the same period in the prior year.

The effective income tax rate for the first quarter of fiscal 2002 is 93.6% compared to a rate of 33.3% in the same period last year. The increased effective income tax rate is due to the $48,000 settlement of an Internal Revenue Service audit in the first quarter of fiscal 2002. The remaining provision for income taxes for the first quarter of fiscal 2002 and 2001 is primarily due to state income taxes associated with TANO's operations. No other income taxes were accrued due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

Operating activities for the first quarter of fiscal year 2002 resulted in net cash used of $52,000. Cash from payments of accounts receivable of $1,718,000, depreciation and goodwill amortization of $251,000, and progress billings exceeding costs and estimated earning on uncompleted contracts by $865,000 were used to purchase $1,831,000 of inventory and pay $1,070,000 of accounts payable. The major payment of accounts receivable was the $1,080,000 received from the patent infringement settlement in the fourth quarter of fiscal year 2001 and was used to pay suppliers. Progress billings exceeding costs and estimated earnings was due to continued progress in meeting milestones on long-term contracts, which were set to fund production against the contracts. Inventory was purchased for the production against the long-term contracts.

Operating activities for the first quarter of fiscal year 2001 resulted in net cash used from operations of $1,339,000. During this period, the increase in accounts receivable and inventory used $4,631,000, which was offset by funds provided by the increase in trade accounts payable of $1,256,000. Changes in costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings accounted for funds provided by operations of $1,688,000. The balance of the net funds used from operations was offset by depreciation and amortization of $229,000 for the first quarter of fiscal year 2001. The reason for the increases and decreases was due to production beginning on long-term marine contracts and inventory purchases beginning on the long-term TQG contract in the first quarter of fiscal year 2001.

Investing activities in both first quarters of fiscal years 2002 and 2001 were due to equipment purchases of $179,000 and $120,000, respectively, to improve the production efficiencies on the long-term contracts.

Financing activities in both first quarter of fiscal years 2002 and 2001 were to scheduled payments on term loans outstanding. The Company also borrowed $1,337,000 against its revolving credit facility during the first quarter of fiscal year 2001. During the first quarter of fiscal year 2002, the Company extended the maturity of its $2,800,000 revolving credit facility to October 15, 2001. The balance of the revolving credit facility at June 30, 2001, is $2,800,000. At June 30, 2001, there was no remaining borrowing available from the revolving credit facility. The Company is having ongoing discussions with its current and other lenders to increase and extend the current revolving credit facility prior to the October 15, 2001, maturity date.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

The Company is exposed to the impact of interest rate fluctuations as a result of current borrowings under a line of credit and a term loan that bear interest at prime plus 1.5% and .5%, respectively. The Company has no exposure with foreign currency contracts.


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

Item 5.   Other Information.
          -----------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

(a)  Exhibits:

None.

(b)  Reports on Form 8-K:

There were no current reports filed on Form 8-K during the three months ended June 30, 2001.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: August 10, 2001                    WESTWOOD CORPORATION



                                    By:    /s/ Ernest H. McKee
                                         ---------------------------
                                         Ernest H. McKee, Director,
                                         President and
                                         Chief Executive Officer



                                    By:    /s/ David L. Shepherd
                                         --------------------------
                                         David L. Shepherd,
                                         Secretary/Treasurer and
                                         Chief Financial Officer