Form 10-Q
period 2001-09-30
WESTWOOD CORP/NV/
filed 2001-11-14
CIK 876884

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   September 30, 2001.
                                 ------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
                              ----------------     --------------------------

Commission File Number:   0-19381
                       ------------------------------------------------------


                              WESTWOOD CORPORATION
             (Exact name of registrant as specified in its charter)


                  Nevada                                     87-0430944
        -----------------------------              -----------------------------
        (State or other jurisdiction                      (I.R.S. Employer
              of incorporation)                          Identification No.)


  12402 East 60th Street, Tulsa, Oklahoma                       74146
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (918) 250-4411
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Common                            Outstanding at November 7, 2001
-----------------------------------          -----------------------------------
   Common Stock, $.003 par value                           6,891,647

                                     INDEX

                                                                                                Page No.
                                                                                                --------
Part I  Financial Information:

        Item 1.  Financial Statements:

                 Consolidated Balance Sheets as of
                 September 30, 2001, and March 31, 2001                                               1

                 Consolidated Statements of Operations
                 for the second quarter and six months
                 ended September 30, 2001 and 2000                                                    3

                 Consolidated Statement of Cash Flows
                 for the six months ended September 30,
                 2001 and 2000                                                                        4

                 Notes to Consolidated Financial Statements                                           5

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                                          10

        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                                                   15

Part II Other Information:

        Item 1.  Legal Proceedings
                 (None)                                                                              16

        Item 2.  Changes in Securities and Use
                 of Proceeds
                 (None)                                                                              16

        Item 3.  Defaults Upon Senior Securities
                 (None)                                                                              16

        Item 4.  Submission of Matters to a Vote
                 of Security Holders                                                                 16

        Item 5.  Other Information
                 (None)                                                                              16

        Item 6.  Exhibits and Reports on Form 8-K                                                    16

Signatures                                                                                           17

                                      (i)

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                              WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                September 30   March 31
                                                    2001          2001
                                                --------------------------
                                                (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                          $   314    $   545
  Accounts receivable (including retainage
    receivable of $759 at September 30, 2001
    and $733 at March 31, 2001), net
    of allowance for doubtful accounts                 6,879      6,987
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                    982      1,153
  Inventories, primarily raw materials
    and purchased parts                                8,300      5,831
  Prepaid expenses                                       260         92
  Note Receivable                                        229        250
                                                     -------    -------

Total current assets                                  16,964     14,858

Plant and equipment, at cost:
  Leasehold improvements                                 383        382
  Machinery and equipment                              4,812      4,717
  Patterns and tools                                     184        109
                                                     -------    -------
                                                       5,379      5,208
Accumulated depreciation                              (3,867)    (3,647)
                                                     -------    -------
                                                       1,512      1,561
Goodwill (net)                                         4,152      4,346

Note Receivable                                            -        213
Loan origination costs (net)                              40         45
Long-term accounts receivable, retainage                 249        210
                                                     -------    -------

Total Assets                                         $22,917    $21,233
                                                     =======    =======


See accompanying notes.

                              WESTWOOD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                             September 30    March 31
                                                 2001          2001
                                            ----------------------------
                                            (Unaudited)

Liabilities and stockholders' equity

Current liabilities:

 Accounts payable                                 $ 5,935   $ 5,073
 Accrued liabilities                                  822       858
 Billings in excess of costs and estimated
    earnings on uncompleted contracts               5,281     4,459
 Current portion of long-term debt due to
    related parties                                   715       715
 Current portion of long-term debt                  3,469     3,476
                                                  -------   -------

Total current liabilities                          16,222    14,581

Long-term debt due to related parties                 850       850
Long-term debt                                      1,105     1,285

Stockholders' equity:

 Preferred stock, 5,000,000 shares authorized,
    $.001 par value, no shares issued and
    outstanding                                         -         -
 Common stock, 20,000,000 shares authorized,
    $.003 par value, 6,891,647 shares issued
    and outstanding at September 30, 2001 and
    March 31, 2001                                     21        21
 Capital in excess of par value                     5,978     5,978
 Accumulated deficit                               (1,164)   (1,387)
 Treasury Stock, 127,000 shares at cost               (95)      (95)
                                                  -------   -------

Total stockholders' equity                          4,740     4,517
                                                  -------   -------

Total liabilities and stockholders' equity        $22,917   $21,233
                                                  =======   =======

See accompanying notes.

                              WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)



                                   Second Quarter Ended   Six Months Ended
                                       September 30        September 30
                                      2001       2000     2001       2000
                                   --------------------  ------------------
                                        (Unaudited)         (Unaudited)
Sales                                $12,683    $5,476   $23,929   $11,600

Cost of sales                         11,270     4,978    21,148    10,608
                                     -------    ------   -------   -------

Gross profit                           1,413       498     2,781     1,532

Operating expenses:
  Selling, general & admin.            1,080     1,008     2,284     2,014
                                     -------    ------   -------   -------

Operating income (loss)                  333      (510)      497      (482)

Other income (expense):
  Interest expense                      (130)     (119)     (275)     (221)
  Other income (expense)                  37       (20)       96        65
                                     -------    ------   -------   -------

                                         (93)     (139)     (179)     (156)
                                     -------    ------   -------   -------

Income (loss) before taxes               240      (649)      318      (638)

Provision for income taxes                22         -        95         -
                                     -------    ------   -------   -------

Net Income (Loss)                    $   218    $ (649)  $   223   $  (638)
                                     =======    ======   =======   =======

Basic earnings (loss) per share      $   .03    $ (.10)  $   .03   $  (.09)

Diluted earnings (loss) per share    $   .03    $ (.10)  $   .03   $  (.09)


See accompanying notes.

                              WESTWOOD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              Six Months Ended
                                                           2001               2000
                                                         -----------------------------
                                                                (Unaudited)
Operating activities
Net income (loss)                                            $   223        $  (638)
Adjustments to reconcile net income loss
to cash provided (used) in operations:
  Depreciation and amortization of loan
    origination costs                                            328            290
  Amortization of goodwill                                       194            194
  Non-cash interest income                                       (16)           (37)
  Gain on sale of assets                                          (9)             -
Cash flows impacted by changes in:
  Accounts receivable                                            108         (1,072)
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                         171            995
  Inventories                                                 (2,469)        (2,303)
  Prepaid expenses                                              (168)           (88)
  Long-term accounts receivable, retainage                       (39)            66
  Accounts payable                                               862            260
  Accrued liabilities                                            (36)          (532)
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                            822          1,534
                                                             -------        -------

Net cash used in operating activities                            (29)        (1,331)

Investing activities
Purchase of plant and equipment                                 (301)          (256)
Receipt of payment on note receivable                            250            250
Proceeds from sale of assets                                      56              -
                                                             -------        -------
Net cash provided (used) in investing activities                   5             (6)

Financing activities
Principal payments on debt                                      (207)        (5,265)
Borrowings on debt                                                 -          6,335
                                                             -------        -------
Net cash (used) provided by financing activities                (207)         1,070
                                                             -------        -------
Net decrease in cash                                            (231)          (267)

Cash at beginning of period                                      545            293
                                                             -------        -------

Cash at end of period                                        $   314        $    26
                                                             =======        =======

See accompanying notes.

                             WESTWOOD CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001


Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood's wholly owned subsidiaries NMP Corp. ("NMP"), TANO Corp. ("TANO"), and MCII Electric Company, Inc. ("MCII"). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal second quarter and six months ended September 30, 2001, may not necessarily be indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the consolidated financial statements and notes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 2001, and the first quarter fiscal 2002 report on Form 10-Q for the three months ended June 30, 2001.


Note 2 - Inventories
--------------------

Inventories consists of the following:

                                                         September 30,           March 31,
                                                              2001                 2001
                                                      -------------------------------------------
                                                                     (In Thousands)
Work in process, primarily related to
 unit-of-delivery contracts in process                               $ 7,872              $ 9,117

Less contract billings to date                                        (2,454)              (6,426)
                                                      -------------------------------------------
                                                                       5,418                2,691
Raw materials and purchased parts                                      2,882                3,140
                                                      -------------------------------------------
                                                                     $ 8,300              $ 5,831
                                                      ===========================================

Note 3 - Long-Term Debt
-----------------------

The Company entered into a new credit facility in August 1999, which included a $2,000,000 revolving credit line and a $2,000,000 five-year term note, which is payable monthly and matures in August 2004. In October 2000, the revolving credit line was increased to $2,800,000. As additional security for the $800,000 increase in the revolving credit line in October 2000, the Company's President provided a personal guarantee and pledged 750,000 shares of the Company's common stock owned by him. The personal guarantee and pledge of common stock are limited to the repayment of the additional $800,000 of the revolving credit line. At September 30, 2001 there was no remaining borrowing
available from the revolving credit line.   On October 15, 2001, the Company
renewed its revolving credit facility until December 15, 2001 in anticipation of increasing and extending the revolving credit facility on December 15, 2001 following the current lender's due diligence procedures. The Company is also having ongoing discussions with other lenders to increase and extend, prior to the December 15, 2001 maturity date, the current revolving credit facility.

In October 2001 the Company obtained $300,000 in additional revolving credit financing using a foreign irrevocable letter of credit on an outstanding purchase order as collateral. The note will be repaid at the expiration of the letter of credit in January 2002. In November 2001, the Company obtained a commitment from its bank for up to $1,000,000 in additional short-term revolving credit lines based upon other foreign irrevocable letters of credit on outstanding purchase orders, which will expire between January 2002 and June 2002. Proceeds from these financings will be used to fund production on these foreign orders prior to shipment.

In December 1999, the Company completed a $1,000,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors as well as officers and directors of the Company. The debentures bear interest of 10% per annum and mature on December 22, 2004. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 500,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance. The amount of warrants exercisable is dependent upon the market price of the stock. As of September 30, 2001, the warrants were exercisable.

In February 2001, the Company completed an $880,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors, as well as officers and directors of the Company. The debentures bear interest of 12% per annum, which is payable each June 30 and December 31, and mature on February 13, 2002.

The debentures are convertible into common stock at one share for each $1.00 of debentures converted. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 340,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance.

In connection with the December 1999 settlement of contingencies related to the acquisition of MCII in 1997, the Company replaced the 1997 non-interest bearing note with a new $300,000 non-interest bearing note and $100,000 cash payable to the former owner of MCII. The note requires eight quarterly installments of $37,500, ending January 1, 2002. The Company recorded the new note at a discount rate of 8.25%, which was consistent with the rate obtainable from the lender of the revolving credit facility in December 1999.


Note 4 - Income Taxes
---------------------

The Company settled an Internal Revenue Service audit in the first quarter of fiscal 2002. As part of the settlement, the Company paid $48,000. The remaining provision for income taxes for the six months ended September 30, 2001 is due primarily to state income taxes as the Company utilized a portion of its federal net operating loss carryforward, which has a 100% valuation allowance against it. The Company generated a net operating loss carryforward in the first six months of fiscal 2001, whereby no deferred tax asset was established.


Note 5 - Comprehensive Income
-----------------------------

For the second quarter and six month periods ended September 30, 2001 and 2000, respectively, comprehensive income (loss) and net income (loss) are the same.

Note 6 - Earnings Per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                      Second           Second           Six              Six
                                      Quarter         Quarter          Months           Months
                                       Ended           Ended            Ended           Ended
                                     September        September       September       September
                                     30, 2001         30, 2000         30, 2001       30, 2000
                                -----------------------------------------------------------------
Numerator:
----------
Net income (loss) and numerator           $  218          $ (649)          $  223          $ (638)
 for basic earnings
 (loss) per share
Effect of dilutive securities:
10% and 12% convertible
 debentures                                   51               -                -               -

                                      -----------------------------------------------------------
Numerator for diluted earnings
 (loss) per share after assumed
 conversions                              $  269          $ (649)          $  223          $ (638)

Denominator:
------------
Denominator for basic earnings
 (loss) per share -
 weighted-average shares                   6,765           6,765            6,765           6,765

Effect of dilutive securities:
Directors' stock options                       5               -                -               -

10% and 12% convertible
 debentures                                1,880               -                -               -
                                      -----------------------------------------------------------
Dilutive potential common shares           1,885               -                -               -
                                      -----------------------------------------------------------

Denominator for diluted
 earnings (loss) per share -
 adjusted weighted-average
 shares and assumed conversions            8,650           6,765            6,765           6,765

Basic earnings (loss) per share           $  .03          $ (.10)          $  .03          $ (.09)

Diluted earnings (loss) per
 share                                    $  .03          $ (.10)          $  .03          $ (.09)


Note 7 - Segment Information
----------------------------
     (In Thousands)


                               Revenues
                     ---------------------------
                                                 Income (Loss)
Three Months Ended              Inter-           Before Income  Total
Sept. 30, 2001       External   Segment   Total       Taxes    Assets
--------------      ---------  --------- ----------------------------
Marine Switchgear   $ 4,275     $1,627   $ 5,902   $    139   $21,043
Mobile Power Systems  6,900          -     6,900        (34)    7,025
Marine Automation
 and Control          1,508        537     2,045        267     4,711
Other                     -          -         -        240    10,389
Eliminations              -     (2,164)   (2,164)      (372)  (20,251)
                    -------     ------  --------   --------  --------

Total               $12,683     $    -  $ 12,683   $    240  $ 22,917
                    =======     ======  ========   ========  ========

Three Months Ended
Sept. 30, 2000
--------------

Marine Switchgear   $ 3,483     $ 573  $ 4,056        23    $ 17,798
Mobile Power Systems    864         -      864      (661)      5,111
Marine Automation
 and Control          1,129       398    1,527        29       4,764
Other                     -         -        -      (649)     11,781
Eliminations              -      (971)    (971)      609     (21,683)
                    -------     -----   ------     -----    --------
Total               $ 5,476     $   -   $5,476     $(649)   $ 17,771
                    =======     =====   ======     =====    ========

Six Months Ended
Sept. 30, 2001
--------------

Marine Switchgear   $ 8,121    $2,818  $10,939   $   451     $21,043
Mobile Power Systems 12,755         -   12,755      (298)      7,025
Marine Automation
 and Control          3,053     1,276    4,329       543       4,711
Other                     -         -        -       318      10,389
Eliminations              -    (4,094)  (4,094)     (696)    (20,251)
                    -------   -------  -------   -------     -------
Total               $23,929    $    -  $23,929   $   318     $22,917
                    =======   =======  =======   =======     =======

Six Months Ended
Sept. 30, 2000
--------------

Marine Switchgear   $ 5,712    $1,107  $ 6,819   $   159     $17,798
Mobile Power Systems  3,106         -    3,106      (648)      5,111
Marine Automation
 and Control          2,782       537    3,319       139       4,764
Other                     -         -        -      (638)     11,781
Eliminations              -    (1,644)  (1,644)      350     (21,683)
                    -------     -----  -------   -------     -------
Total               $11,600    $    -  $11,600   $  (638)    $17,771
                    =======    ======  =======   =======     =======

Note 8 - New Accounting Standard
--------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This standard requires that goodwill and certain other intangible assets no longer be amortized, but be evaluated on at least an annual basis for impairment based on the fair value of the reporting segment in which the goodwill and other intangible assets are associated. The standard also requires additional disclosures about goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is not required to be adopted by the Company until the first quarter of fiscal year 2003. The Company has not determined the impact of adopting this standard on its financial position or results of operations.


Item 2.  Management's Discussion and Analysis of Financial Condition And Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations - Second Quarter Ended September 30, 2001 and 2000
------------------------------------------------------------------------

For the second quarter ended September 30, 2001, the Company had a net profit of $218,000 compared to a net loss of $649,000 for the same quarter of the previous year. The net income per share was $.03 compared to a net loss per share of $.09 for the same quarter of the previous year.

Consolidated sales for the second quarter increased 132%, to $12,683,000, as compared to $5,476,000 for the same quarter of the previous year.

A breakdown of sales by the Company's major product groups is as follows:

 . Mobile power system sales by MCII for the second quarter of fiscal year 2002 were $6,900,000, as compared to $864,000 for the same period of the previous year. Primarily, the 699% increase in revenue was due to increased sales to the U.S. government.

 . Marine automation and control system sales for TANO for the second quarter of fiscal year 2002 totaled $1,508,000, as compared to $1,129,000 for the second quarter of the previous year. The 33.6% increase in sales is due to increases in spare parts sales and field service revenues as a result of higher demand.

 . Marine electrical switchgear sales by NMP for the second quarter of fiscal year 2002 totaled $4,275,000, as compared to $3,483,000 for the second quarter of the previous year. The 22.7% increase in sales is primarily the result of increased production on two major contracts for the U.S. Navy. Higher panelboard and spare parts sales of $191,000 also contributed to the increase.

Gross profit, as a percentage of sales, was 11.1% for the second quarter of fiscal year 2002, compared to 9.1% for the same period in the previous year. The higher gross margin percentage is primarily a result of improved production efficiencies at MCII. These efficiencies were offset somewhat by production delays due to unavailability of additional working capital as a result of a tightening credit market and final customer-testing procedures on certain other long-term contracts. Efforts are ongoing to obtain additional working capital during the third and fourth quarters of fiscal 2002.

Operating expenses for the quarter-to-quarter comparison increased from $1,008,000 in fiscal year 2001 to $1,080,000 for the second quarter of fiscal year 2002. This increase of 7.1% in operating expenses is primarily due to an increase in salaries.

Interest expense for the second quarter of fiscal year 2002 was $130,000 compared to $119,000 for the same period in the previous year. The 9.2% increase is due to $1,225,000 in additional borrowings in the first quarter of fiscal year 2002 compared to the same period in the previous year, offset by a decrease in the weighted average interest rate by 157 basis points when comparing quarter to quarter.

The effective income tax rate for the second quarter of fiscal year 2002 is 9.2%. This provision is due to state income taxes associated with TANO's operations. No other income taxes were accrued in the second quarters of fiscal year 2002 or 2001 due to the utilization and increase, respectively, of 100% valuation allowanced net operating loss carryforwards and the breakeven operating results of TANO in the second quarter of fiscal year 2001.

Six Months Ended September 30, 2001 and 2000
--------------------------------------------

For the six months ended September 30, 2001, the Company earned a net profit of $223,000 compared to a net loss of $638,000 for the same period of the previous year. Net income per share was $.03 compared to a net loss of $.09 per share for the same period of the prior year.

Consolidated sales for the six months ended September 30, 2001, were $23,929,000 compared to $11,600,000 for the same period of the previous year, an increase of $12,329,000, or 106%.

A breakdown of sales by the Company's major product groups is as follows:

 . Mobile power systems sales by MCII for the six months ended September 30, 2001 were $12,755,000, as compared to $3,106,000 for the same period in the previous year. The 311% increase in sales over the same period in the prior year is due primarily to increased sales under a long-term contract to the U.S. government. Sales under a certain long-term contract with the U.S. government did not start until September 2000. This increase in sales was offset by a $1,107,000 one-time sale to a prime contractor in the same period of the previous year as well as a decrease of $832,000 in spare parts sales when comparing the six months ended September 30, 2001 to the same period in the previous year.

 .  Marine automation and control system sales by TANO for the six months ended
   September 30, 2001 were $3,053,000, as compared to $2,782,000 for the same period in the previous year. The 9.7% increase in sales was due to increases in spare parts sales and field service revenues as a result of higher demand.

 .  Marine electrical switchgear sales by NMP for the six months ended September
   30, 2001 were $8,121,000, as compared to $5,712,000 for the same period in the previous year. The 42.2% increase in sales was due to increased production on two major contracts for the U.S. Navy.

For the six months ended September 30, 2001, gross profit, as a percentage of sales, decreased to 11.6% compared to 13.2% for the same period last year. Consolidated gross profit margins decreased due to a change in product mix as MCII sales represent 53% of consolidated sales for the six months ended September 30, 2001 compared to 27% for the same period of the previous year. MCII margins are 2.7% for the six months ended September 30, 2001. While production efficiencies have been realized during the six months ended September 30, 2001 at MCII, production delays at MCII and NMP continue due to unavailability of additional working capital as a result of a tightening credit market and final customer-testing procedures on certain long-term contracts. Efforts are ongoing to obtain additional working capital during the third and fourth quarters of fiscal 2002.

Operating expenses for the six months ended September 30, 2001 were $2,283,000 compared to $2,014,000, a 13.4% increase. The $269,000 increase is due to the accrual of $94,000 in severance in the six months ended September 30, 2001 in conjunction with the resignation of the Company's previous chief financial officer on April 2, 2001; an increase in salaries of $161,000 in the period-to-period comparison; and significant labor costs incurred in the six months ended

September 30, 2001 in competitively bidding two long-term MCII contracts of which one, a six-year contract, was awarded in September 2001.

Interest expense for the six months ended September 30, 2001 was $275,000, compared to $221,000 for the same period in the prior year. The 24.4% increase is due to $1,225,000 in additional borrowings in the six months ended September 30, 2001 as compared to the same period in the previous year, partially offset by lower interest rates.

The effective income tax rate for the six months ended September 30, 2001 was 29.9%. This provision is due to state income taxes associated with TANO's operations. The Company also settled an Internal Revenue Service audit in the first quarter of fiscal 2002. As part of the settlement, the Company paid $48,000. No other income taxes were accrued in the six months ended September 30, 2001 or 2000 due to the utilization and increase, respectively, of 100% valuation allowanced net operating loss carryforwards and the breakeven operating results of TANO in the six months ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------

Operating activities for the six months ended September 30, 2001 resulted in net cash used of $29,000. Cash from net income of $223,000, depreciation and goodwill amortization of $522,000, accounts receivable collections of $108,000, and progress billings exceeding costs and estimated earnings on uncompleted contracts by $993,000 were used to purchase prepaid expenses of $168,000 and inventories of $1,607,000. The timing of purchases of inventories also contributed to an $862,000 increase in accounts payable and inventories. Progress billings exceeding costs and estimated earnings was due to continued progress in meeting milestones on long-term contracts, which were set to fund production against the contracts. Inventory was purchased for the production against the long-term contracts.

Operating activities for the six months ended September 30, 2000 resulted in net cash use of $1,331,000. During this period, major items providing cash were depreciation and amortization of $484,000, reductions in costs and estimated earnings in excess of billings on uncompleted contracts of $995,000, along with an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1,534,000, and increased accounts payable of $260,000. Major uses of operating cash flows during the period were the $638,000 net loss, increases in inventories and accounts receivable, in the amounts of $2,303,000 and $1,072,000, respectively, and a decrease in accrued liabilities of $532,000. The reason for the increases and decreases was due to production and sales beginning on long-term contracts at NMP and MCII in the first half of fiscal 2001.

Investing activities for the six months ended September 30, 2001 and 2000 consisted of equipment purchases of $301,000 and $256,000, respectively. These purchases were made to improve the production efficiencies on long-term contracts. The cash used for the equipment purchases was offset by the receipt of the first and second $250,000 annual installments on the note receivable from the purchaser of the marine hardware business sold in July 1999 as well as the sale of equipment no longer required for production under the Company's current long-term contracts.

Financing activities for the six months ended September 30, 2001 used $207,000 of cash due to payments on notes payable to a bank and seller of MCII.
Financing activities for the six months ended September 30, 2000, provided $1,070,000 cash due to an additional net borrowing on the revolving credit facility of $1,337,000, offset by $267,000 of payments on notes payable to a bank and seller of MCII. The balance of the Company's $2,800,000 revolving credit facility at September 30, 2001, is $2,800,000. At September 30, 2001 there was no remaining borrowing available from the revolving credit facility. On October 15, 2001, the Company renewed its revolving credit facility until December 15, 2001 in anticipation of increasing and extending the revolving credit facility on December 15, 2001 following the current lender's due diligence procedures. The Company is also having ongoing discussions with other lenders to increase and extend, prior to the December 15, 2001 maturity date, the current revolving credit facility.

In October 2001 the Company obtained $300,000 in additional revolving credit financing using a foreign irrevocable letter of credit on an outstanding purchase order as collateral. The note will be repaid at the expiration of the letter of credit in January 2002. In November 2001, the Company obtained a commitment from its bank for up to $1,000,000 in additional short-term revolving credit lines based upon other foreign irrevocable letters of credit on outstanding purchase orders, which will expire between January 2002 and June 2002. Proceeds from these financings will be used to fund production on these foreign orders prior to shipment.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

The annual meeting of the shareholders of the Company was held on September 27, 2001. By the vote of a majority of the shareholders entitled to vote at the meeting, directors were elected as follows:

                               For     Withheld
                            ---------  --------
     Ernest H. McKee        5,502,397    33,369
     Richard E. Minshall    5,426,460   109,306
     Anthony Pantaleoni     5,502,397    33,369
     John H. Williams       5,502,397    33,369
     William J. Preston     5,502,397    33,369

Item 5.  Other Information.
         -----------------

     Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

There were no current reports filed on Form 8-K during the six months ended September 30, 2001. On October 3, 2001, The Company filed a current report on Form 8-K to report the award of a new long-term contract at MCII and the exercise of options on an existing contract at NMP.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


DATE: November 12, 2001             WESTWOOD CORPORATION



                                    By:   /s/ Ernest H. McKee
                                         ---------------------------
                                         Ernest H. McKee, Director
                                         President and
                                         Chief Executive Officer



                                    By:   /s/ David L. Shepherd
                                         ---------------------------
                                         Secretary/Treasurer and
                                         Chief Financial Officer