Form 10-Q
period 2001-12-31
WESTWOOD CORP/NV/
filed 2002-02-13
CIK 876884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001.
                               ------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ____________ to ______________


Commission File Number:  0-19381
                        --------


                              WESTWOOD CORPORATION
             (Exact name of registrant as specified in its charter)

             Nevada                                   87-0430944
-----------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer
      of incorporation)                            Identification No.)

12402 East 60th Street, Tulsa, Oklahoma                        74146
-----------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (918) 250-4411
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

(x)  Yes     ( )  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common                    Outstanding at February 7, 2002
------------------------------        -------------------------------
Common Stock, $.003 par value                        6,891,647

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

Part I   Financial Information:

         Item 1.  Consolidated Balance Sheets as of                        1
                  December 31, 2001 and March 31, 2001

                  Consolidated Statements of Operations                    3
                  for the third quarter and nine months
                  ended December 31, 2001 and 2000

                  Consolidated Statement of Cash Flows                     4
                  for the nine months ended December 31,
                  2001 and 2000

                  Notes to Consolidated Financial                          5
                  Statements

         Item 2.  Management's Discussion and Analysis of                  10
                  Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures                 16
                  About Market Risk


Part II  Other Information:

         Item 1.  Legal Proceedings  (None)                                17

         Item 2.  Changes in Securities  (None)                            17

         Item 3   Defaults Upon Senior Securities  (None)                  17

         Item 4   Submission of Matters to a Vote                          17
                    of Security Holders (None)

         Item 5.  Other Information  (None)                                17

         Item 6.  Exhibits and Reports on Form 8-K                         17

Signatures                                                                 18

                                      (i)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                              WESTWOOD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       December 31     March 31
                                                          2001           2001
                                                       ------------------------
                                                       (Unaudited)
Assets

Current assets:
    Cash and cash equivalents                          $       163     $    545
    Accounts receivable (including retainage
       receivable of $626 at December 31,
       2001 and $733 at March 31, 2001), net
       of allowance for doubtful accounts                    5,681        6,987
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                     2,669        1,153
    Inventories, primarily raw materials
       and purchased parts                                   7,618        5,831
    Prepaid expenses                                           235           92
    Note Receivable                                            234          250
                                                       -----------     --------

Total current assets                                        16,600       14,858

Plant and equipment, at cost:
    Leasehold improvements                                     406          382
    Machinery and equipment                                  3,921        4,717
    Patterns and tools                                         115          109
                                                       -----------     --------
                                                             4,442        5,208
Accumulated depreciation                                    (3,045)      (3,647)
                                                       -----------     --------
                                                             1,397        1,561

Goodwill (net)                                               4,054        4,346

Long-term accounts receivable, retainage                       326          210
Note receivable                                                 -           213
Deferred charges & other                                        38           45
                                                       -----------     --------
Total Assets                                           $    22,415      $21,233
                                                       ===========     ========

See accompanying notes.

                             WESTWOOD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                             December 31      March 31
                                                                                 2001           2001
                                                                             -------------------------
                                                                             (Unaudited)

Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                           $  6,298       $  5,073
    Accrued liabilities                                                             715            858
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                          3,712          4,459
    Current portion of long-term debt due to related
       parties                                                                      715            715
    Current portion of long-term debt                                             3,923          3,476
                                                                               --------       --------
Total current liabilities                                                        15,363         14,581

Long-term debt due to related parties                                               850            850
Long-term debt                                                                      970          1,285

Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
       $.001 par value, no shares issued and
       outstanding                                                                    -              -
    Common stock, 20,000,000 shares authorized, $.003 par value, 6,891,647 shares issued and outstanding at December 31, 2001 and
       March 31, 2001                                                                21             21
    Capital in excess of par value                                                5,978          5,978
    Accumulated deficit                                                            (672)        (1,387)
    Treasury stock, 127,000 shares                                                  (95)           (95)
Total stockholders' equity                                                     --------       --------
                                                                                  5,232          4,517
                                                                               --------       --------

Total liabilities and stockholders' equity                                     $ 22,415       $ 21,233
                                                                               ========       ========

See accompanying notes.

                             WESTWOOD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                        Third Quarter Ended            Nine Months Ended
                                            December 31                   December 31
                                        2001           2000           2001           2000
                                        -------------------           -------------------
                                              (Unaudited)                 (Unaudited)

Sales                                 $ 12,533       $ 10,614       $ 36,462       $ 22,214

Cost of sales                           10,703          9,628         31,851         19,696
                                      --------       --------       --------       --------
Gross profit                             1,830            986          4,611          2,518

Operating expenses:
    Selling, general &
      administrative                     1,208          1,001          3,491          3,015
                                      --------       --------       --------       --------
Operating income (loss)                    622            (15)         1,120           (497)

Other income (expense):
    Interest expense                      (123)          (133)          (398)          (354)
    Other income (expense)                  50            (22)           145             43
                                      --------       --------       --------       --------
                                           (73)          (155)          (253)          (311)
                                      --------       --------       --------       --------
Income (loss) before taxes                 549           (170)           867           (808)

Provision for income taxes                  57             83            152             83
                                      --------       --------       --------       --------
Net income (loss)                     $    492       $   (253)      $    715       $   (891)
                                      ========       ========       ========       ========
Basic earnings (loss) per share       $    .07       $   (.04)      $    .11       $   (.13)

Diluted earnings (loss) per share     $    .06       $   (.04)      $    .10       $   (.13)

See accompanying notes.

                             WESTWOOD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                         Nine Months Ended
                                                            December 31
                                                         2001          2000
                                                         ------------------
                                                            (Unaudited)

Operating activities

Net income (loss)                                       $   715       $  (891)
Adjustments to reconcile net income (loss)
to cash provided (used) by operations:
    Depreciation and amortization                           725           747
    Non-cash interest income                                (21)          (50)
    Gain on sale assets                                     (22)            -

Cash flows impacted by changes in:
    Accounts receivable                                   1,244          (775)
    Costs and estimated earnings in excess
       of billings on uncompleted contracts              (1,516)          841
    Inventories                                          (1,787)       (2,234)
    Prepaid expenses                                       (143)          (45)
    Long-term accounts receivable, retainage               (116)           68
    Accounts payable                                      1,225          (551)
    Accrued liabilities                                    (143)         (519)
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                   (747)        1,642
                                                        -------       -------
Net cash used by operating activities                      (586)       (1,767)

Investing activities

Purchase of plant and equipment                            (302)         (301)
Receipt of payment on note receivable                       250           250
Proceeds from sales of assets                               124             -
                                                        -------       -------

Net cash provided (used) by investing activities             72           (51)

Financing activities

Principal payments on debt                                 (315)         (542)
Borrowings on debt                                          447         2,138
                                                        -------       -------
Net cash provided by financing activities                   132         1,596
                                                        -------       -------
Net decrease in cash                                       (382)         (222)
Cash at beginning of period                                 545           293
                                                        -------       -------
Cash at end of period                                   $   163       $    71
                                                        =======       =======

See accompanying notes.

                              WESTWOOD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood's wholly-owned subsidiaries NMP Corp. ("NMP"), TANO Corp. ("TANO"), and MCII Electric Company, Inc. ("MCII"). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal third quarter and nine months ended December 31, 2001 may not necessarily be indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 2001 and the first and second quarter fiscal 2002 reports on Form 10-Q for the three months and six months ended June 30, 2001 and September 30, 2001, respectively.

Note 2 - Inventories
--------------------

Inventories consists of the following:

                                           December 31,    March 31,
                                              2001           2001
                                           -------------------------
                                                (In Thousands)
     Work in process, primarily
       related to unit-of-delivery
       contracts in process                 $ 3,972       $ 9,117
     Less contract billings to date          (2,170)       (6,426)
                                            ---------------------
                                              1,802         2,691

     Raw materials and purchased
       parts                                  5,816         3,140
                                            ---------------------
                                            $ 7,618       $ 5,831
                                            =====================

Note 3 - Long-Term Debt
-----------------------

The Company entered into a new credit facility in August 1999, which included a $2,000,000 revolving credit line and a $2,000,000 five-year term note, which is payable monthly and matures in August 2004. In October 2000, the revolving credit line was increased to $2,800,000. As additional security for the $800,000 increase in the revolving credit line in October 2000, the Company's President provided a personal guarantee and pledged 750,000 shares of the Company's common stock owned by him. The personal guarantee and pledge of common stock are limited to the repayment of the additional $800,000 of the revolving credit line. On December 18, 2001, the revolving credit line was increased to $3,800,000 with a maturity date in July 2002. At December 31, 2001, there was $700,000 of availability on the revolving credit line.

In November 2001, the Company obtained a commitment from its bank for up to $1,000,000 in additional short-term revolving credit lines based upon foreign irrevocable letters of credit on outstanding purchase orders, which will expire between January 2002 and June 2002. Proceeds from these financings will be used to fund production on these foreign orders prior to shipment. During November 2001, the Company obtained $630,000 in two revolving credit financings using three of its five foreign irrevocable letters of credit as collateral. At December 31, 2001, $200,000 was outstanding on one of these financings. The note was repaid prior to the expiration of the letter of credit in January 2002. In January 2002, the remaining $430,000 revolving credit financing was extended to mature on March 31, 2002 using two of the Company's three remaining foreign irrevocable letters of credit as collateral.

In December 1999, the Company completed a $1,000,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors as well as officers and directors of the Company. The debentures bear interest of 10% per annum and mature on December 22, 2004. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 500,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance. The amount of warrants exercisable is dependent upon the market price of the stock. As of December 31, 2001, the warrants were exercisable.

In February 2001, the Company completed an $880,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors, as well as officers and directors of the Company. The debentures bear interest of 12% per annum, which is payable each June 30 and December 31, and mature on February 13, 2002.

The debentures are convertible into common stock at one share for each $1.00 of debentures converted. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 340,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance. The Company is in the process of extending the maturity of these debentures to February 2003.

In connection with the December 1999 settlement of contingencies related to the acquisition of MCII in 1997, the Company replaced the 1997 non-interest bearing note with a new $300,000 non-interest bearing note and $100,000 cash payable to the former owner of MCII. The note requires eight quarterly installments of $37,500, ending January 1, 2002. The Company recorded the new note at a discount rate of 8.25%, which was consistent with the rate obtainable from the lender of the revolving credit facility in December 1999. The note was repaid on December 31, 2001.

Note 4 - Income Taxes
---------------------

The Company settled an Internal Revenue Service audit in the first quarter of fiscal 2002. As part of the settlement, the Company paid $48,000. The remaining provision for income taxes for the nine months ended December 31, 2001 is due primarily to state income taxes as the Company utilized a portion of its federal net operating loss carryforward, which has a 100% valuation allowance against it. The Company generated a net operating loss carryforward in the first nine months of fiscal 2001, whereby no deferred tax asset was established.

Note 5 - Comprehensive Income
-----------------------------

For the third quarter and nine month periods ended December 31, 2001 and 2000, respectively, comprehensive income (loss) and net income (loss) are the same.

Note 6 - Earnings Per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                              Third            Third             Nine               Nine
                                             Quarter          Quarter           Months             Months
                                              Ended            Ended            Ended              Ended
                                             December         December         December           December
                                             31, 2001         31, 2000         31, 2001           31, 2000
                                           --------------------------------------------------------------------
Numerator:
---------
Net income (loss) and numerator for          $   492           $  (253)          $   715           $  (891)
basic earnings (loss) per share
Effect of dilutive securities:
10% and 12% convertible debentures                51                 -               154                 -
                                           --------------------------------------------------------------------
Numerator for diluted earnings (loss)
per share after assumed conversions          $   543           $  (253)          $   869           $  (891)

Denominator:
-----------
Denominator for basic earnings (loss)
per share - weighted-average shares            6,765             6,765             6,765             6,765
Effect of dilutive securities:
Directors' stock options                         165                 -                 8                 -
10% and 12% convertible debentures             1,880                 -             1,880                 -
                                           --------------------------------------------------------------------
Dilutive potential common shares               2,045                 -             1,888                 -
                                           --------------------------------------------------------------------
Denominator for diluted earnings (loss)
per share - adjusted weighted-average
shares and assumed conversions                 8,810             6,765             8,653             6,765

Basic earnings (loss) per share              $   .07           $  (.04)          $   .11           $  (.13)

Diluted earnings (loss) per share            $   .06           $  (.04)          $   .10           $  (.13)

Note 7 - Segment Information
----------------------------
           (In Thousands)

                                       Revenues
                          ------------------------------------
                                                                   Income (Loss)
Three Months Ended                       Inter-                    Before Income     Total
December 31, 2001         External      Segment         Total          Taxes         Assets
------------------        --------      --------      ---------    -------------    ---------
Marine Switchgear         $  3,683      $    577       $  4,260       $    114       $ 18,674
Mobile Power Systems         6,917             -          6,917             17          7,592
Marine Automation
   and Control               1,932           948          2,881            464          4,523
Other                            -             -              -            549         11,626
Eliminations                     -        (1,525)        (1,525)          (595)       (20,000)
                          --------      --------       --------       --------       --------

Total                     $ 12,533       $     -       $ 12,533       $    549       $ 22,415
                          ========      ========       ========       ========       ========

Three Months Ended
December 31, 2000
-----------------
Marine Switchgear         $  4,492      $    719       $  5,211       $    644       $ 17,738
Mobile Power Systems         5,056             -          5,056         (1,022)         4,268
Marine Automation
   and Control               1,066           479          1,545             86          4,818
Other                            -             -              -           (170)        12,356
Eliminations                     -        (1,198)        (1,198)           292        (21,826)
                          --------      --------       --------       --------       --------

Total                     $ 10,614       $     -       $ 10,614       $   (170)      $ 17,354
                          ========      ========       ========       ========       ========

Nine Months Ended
December 31, 2001
-----------------

Marine Switchgear         $ 11,804      $  3,395       $ 15,199       $    566       $ 18,674
Mobile Power Systems        19,673             -         19,673           (281)         7,592
Marine Automation
   and Control               4,985         2,224          7,209          1,007          4,523
Other                            -             -              -            867         11,626
Eliminations                     -        (5,619)        (5,619)        (1,292)       (20,000)
                          --------      --------       --------       --------       --------

Total                     $ 36,462       $     -       $ 36,462       $    867       $ 22,415
                          ========      ========       ========       ========       ========

Nine Months Ended
December 31, 2000
-----------------

Marine Switchgear         $ 10,204      $  1,826       $ 12,030       $    803       $ 17,738
Mobile Power Systems         8,162             -          8,162         (1,670)         4,268
Marine Automation
   and Control               3,848         1,016          4,864            225          4,818
Other                            -             -              -           (808)        12,356
Eliminations                     -        (2,842)        (2,842)           642        (21,826)
                          --------      --------       --------       --------       --------

Total                     $ 22,214       $     -       $ 22,214       $   (808)      $ 17,354
                          ========      ========       ========       ========       ========

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Results of Operations - Third Quarter Ended December 31, 2001 and 2000
----------------------------------------------------------------------

For the third quarter ended December 31, 2001, the Company had a net profit of $492,000 compared to a net loss of $253,000 for the same quarter of the previous year. The diluted net income per share was $.06 compared to a net loss of $.04 for the same quarter of the previous year.

Consolidated sales for the third quarter increased 18.1%, to $12,533,000, as compared to $10,614,000 for the same quarter of the previous year.

A breakdown of sales by the Company's major product groups is as follows:

 .  Mobile power system sales by MCII for the third quarter of fiscal year
   2002 were $6,917,000, as compared to $5,056,000 for the same period of the previous year. Primarily, the 36.8% increase in revenue was due to increased sales to the U.S. government against its long-term contract.

 . Marine automation and control system sales by TANO for the third quarter of fiscal year 2002 totaled $1,932,000, as compared to $1,066,000 for the same period of the previous year. The 81.2% increase in sales is due to increases in spare parts and multi-function monitor ("MFM") sales and repair and field service revenues as a result of scheduled deliveries against long-term contracts and higher demand.

 .   Marine electrical switchgear sales by NMP for the third quarter of fiscal year 2002 totaled $3,683,000, as compared to $4,492,000 for the same period of the previous year. The 18.0% decrease in sales is primarily due to changes in estimates to complete the final non-recurring test procedures on the first shipset of the DDG long-term contract. The actual non-recurring test procedures were performed in the third quarter of fiscal year 2002 and January 2002. The change in estimated total contract cost had the effect of reducing the percent complete of the contract, which resulted in the recognition of decreased revenues.

Gross profit, as a percentage of sales, was 14.6% for the third quarter of fiscal year 2002, compared to 9.3% for the same period in the previous year. The higher gross margin percentage is primarily a result of improved production efficiencies at MCII and TANO. These efficiencies were offset somewhat by production delays due to temporary shortages of certain vendor parts and final non-recurring test procedures on the lead ship of the DDG long-term contract.

Operating expenses for the quarter-to-quarter comparison increased from $1,001,000 in fiscal year 2001 to $1,208,000 for the third quarter of fiscal year 2002. This increase of 20.7% in operating expenses is primarily due to increased commission expenses to foreign sales brokers of $52,000, increased medical self-insurance costs of $25,000, and increased salaries of $71,000. The remaining increase is due to the overall increase in production at the Company's subsidiaries.

Interest expense for the third quarter of fiscal year 2002 was $123,000 compared to $133,000 for the same period in the previous year. The 7.5% decrease is due to a decrease in the Company's term note and revolving lines of credit weighted-average interest rate by approximately 350 basis points when comparing the periods, offset by a $1,018,000 increase in borrowings over the past 12 months.

The effective income tax rate for the third quarter of fiscal year 2002 is 10.4%. This provision is due to state income taxes associated with TANO's operations, as was the provision for the third quarter of fiscal year 2001. No other income taxes were accrued in the third quarters of fiscal years 2002 or 2001 due to the utilization and increase, respectively, of 100% valuation allowances for federal and Oklahoma net operating loss carryforwards.

Nine Months Ended December 31, 2001 and 2000
--------------------------------------------

For the nine months ended December 31, 2001, the Company earned a net profit of $715,000 compared to a net loss of $891,000 for the same period of the previous year. Diluted net income per share was $.10 compared to a net loss of $.13 per share for the same period of the previous year.

Consolidated sales for the nine months ended December 31, 2001, were $36,462,000 compared to $22,214,000 for the same period of the previous year, an increase of $14,248,000, or 64.1%.

A breakdown of sales by the Company's major product groups is as follows:

     . Mobile power systems sales by MCII for the nine months ended December 31, 2001 were $19,673,000, as compared to $8,162,000 for the same period in the previous year. The 141% increase in sales over the same period in the previous year is due primarily to increased sales under a long-term contract to the U.S. government. Sales under this long-term contract with the U.S. government did not begin until September 2000. This increase in sales was offset by a $1,107,000 one-time sale to a prime contractor in the same period of the previous year.

     . Marine automation and control system sales by TANO for the nine months ended December 31, 2001 were $4,985,000, as compared to $3,848,000 for the same period in the previous year. The 29.5% increase in sales was due to increases in spare parts and MFM sales and repair and field service revenues as a result of scheduled deliveries against long-term contracts and higher demand.

     . Marine electrical switchgear sales by NMP for the nine months ended
       December 31, 2001 were $11,804,000, as compared to $10,204,000 for the same period in the previous year. The 15.7% increase in sales was due to increased production on the DDG and LPD contracts for the U.S. Navy, partially offset by third quarter changes in estimates to complete the final non-recurring test procedures on the first shipset of the DDG long-term contract. The actual non-recurring test procedures were performed in the third quarter of fiscal year 2002 and January 2002. The change in estimated total contract cost had the effect of reducing the increase in the percent complete of the contract, which resulted in a smaller increase in revenues.

For the nine months ended December 31, 2001, gross profit was 12.6% compared to 11.3% for the same period last year. Gross margins have improved during the nine months ended December 31, 2001 due to production efficiencies being realized. Gross margins for the nine months ended December 31, 2000 were impacted by start-up costs incurred due to initial production against a long-term contract with the U.S.

government beginning at MCII in September 2000. These efficiencies were offset somewhat by production delays due to temporary shortages of certain vendor parts and final non-recurring test procedures on the lead ship of the DDG long-term contract during the nine months ended December 31, 2001.

Operating expenses for the nine months ended December 31, 2001 were $3,491,000, a 15.8% increase from the same period of the previous year. The $476,000 increase is primarily due to the accrual of $94,000 in severance in the nine months ended December 31, 2001 in conjunction with the resignation of the Company's previous chief financial officer on April 2, 2001; increased commission expenses to foreign sales brokers of $52,000; increased medical self-insurance costs of $42,000; and increased salaries of $133,000. The remaining increase is due to the overall increase in production at the Company's subsidiaries.

Interest expense for the nine months ended December 31, 2001 was $398,000, compared to $354,000 for the same period in the prior year. The 12.4% increase is due to $1,018,000 in additional borrowings in the nine months ended December 31, 2001 as compared to the same period in the previous year, partially offset by declining interest rates throughout the nine months ended December 31, 2001 versus increasing rates during the nine months ended December 31, 2000.

The effective income tax rate for the nine months ended December 31, 2001 was 17.5%. This provision is due to state income taxes associated with TANO's operations, as was the provision for the nine months ended December 31, 2000. The Company also settled an Internal Revenue Service audit in the first quarter of fiscal year 2002. As part of the settlement, the Company paid $48,000. No other income taxes were accrued in the nine months ended December 31, 2001 or 2000 due to the utilization and increase, respectively, of 100% valuation allowances for federal and Oklahoma net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

Operating activities for the nine months ended December 31, 2001, resulted in net cash used of $586,000. Cash from net income of $715,000, depreciation and goodwill amortization of $725,000, accounts receivable collections of $1,244,000 and an increase in accounts payable of $1,225,000 were used to purchase inventory of $1,787,000 and prepaid expenses of $143,000, further completion of long-term contracts by increasing costs and estimated earnings in excess of billings on uncompleted contracts by $1,516,000 and reducing billings in excess of costs and estimated earnings on uncompleted contracts by $747,000, pay down accrued liabilities by $143,000 and increase long-term retainage by $116,000. Accounts receivable decreased due to the receipt of the $1,080,000 patent infringement settlement receivable outstanding at March 31, 2001. Inventory and accounts payable increased due to increased production. Costs and estimated earnings exceeding progress billings was due to costs being incurred to complete portions of long-term contracts that had been progress billed in accordance with the milestones of the contracts and not when the actual costs were incurred.

Operating activities for the nine months ended December 31, 2000, resulted in net cash use of $1,767,000. During this period, major items providing cash were depreciation and amortization of $747,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1,642,000, and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $841,000. Major uses of cash included increased inventories of $2,234,000, increased accounts receivable of $775,000, decreased accounts payable of $551,000, decreased accrued liabilities of $519,000 and the net loss for the nine months ending December 31, 2000 of $891,000. The reason for the increases and decreases was due to production and sales beginning on long-term contracts at NMP and MCII during the nine months ended December 31, 2000.

Investing activities for the nine months ended December 31, 2001 and 2000 consisted of equipment purchases of $302,000 and $301,000, respectively. These purchases were made to improve production and test efficiencies on long-term contracts. The cash used for the equipment purchases was offset by the receipt of the first and second $250,000 annual installments on the note receivable from the purchaser of the marine hardware business sold in July 1999 as well as the sale of equipment no longer required for production under the Company's current long-term contracts.

Financing activities for the nine months ended December 31, 2001 provided $132,000 of cash as the $447,000 increase in borrowings against the Company's revolving lines of credit in the third quarter of fiscal year 2002 more than offset the required term loan payments of $315,000. Financing activities for the nine months ended December 31, 2000 provided $1,596,000 of cash. Borrowings against the Company's revolving credit line of $2,138,000 were used to fund increased production against long-term contracts and term loan payments of $542,000. On December 18, 2001, the revolving credit line was increased to $3,800,000 with a maturity date in July 2002. At December 31, 2001, there was $700,000 of availability on the revolving credit line. While the Company believes the current revolving credit line is sufficient to maintain current production levels, the Company is having ongoing discussions with its current lender and other lenders to increase and extend, prior to the July 2002 maturity date, the current revolving credit facility in order to fund increased production plans in fiscal year 2003.

In November 2001, the Company obtained a commitment from its bank for up to $1,000,000 in additional short-term revolving credit lines based upon foreign irrevocable letters of credit on outstanding purchase orders, which will expire between January 2002 and June 2002. Proceeds from these financings will be used to fund production on these foreign orders prior to shipment. During November 2001, the Company obtained $630,000 in two revolving credit financings using three of its five foreign irrevocable letters of credit as collateral. At December 31, 2001, $200,000 was outstanding on one of these financings. The note was repaid prior to the expiration of the letter of credit in January 2002. In January 2002, the remaining $430,000 revolving credit financing was extended to mature on March 31, 2002 using two of the Company's three remaining foreign irrevocable letters of credit as collateral.

On October 3, 2001, the Company filed a current report on Form 8-K to report the September 27, 2001 award of a new long-term contract to MCII with an estimated value over six years of $156,000,000. On January 31, 2002, the Company filed a current report on Form 8-K to report that the award of the long-term contract to MCII as announced on October 3, 2001 had been protested by a competing concern and an amendment to the solicitation was issued on January 29, 2002, which required the resubmittal of certain pricing criteria and subsequent reevaluation. The Company will respond to the amendment on February 11, 2002 as required. The January 31, 2002 Form 8-K also reports that the Company filed on January 31, 2002 a lawsuit in the United States Court of Federal Claims for declaratory and injunctive relief of the United States Army's decision to take corrective action in response to the filed protest. The lawsuit also seeks preliminary and permanent injunctive relief to enjoin the United States Army from conducting an unnecessary and improper reopening of competition with respect to the contract properly awarded to MCII. The Company cannot determine as of this date whether the September 27, 2001 award will be upheld. If MCII is unsuccessful in its efforts to uphold the award of the new long-term contract, an impairment of MCII's goodwill and other long-term assets may result. MCII's goodwill and other long-term assets at December 31, 2001 were $3,150,000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------

The Company is exposed to the impact of interest rate fluctuations as a result of current borrowings under revolving lines of credit and a term loan that bears interest at prime plus 1.5% and .5%, respectively. The Company has no exposure with foreign currency contracts.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         Not applicable.

Item 5.  Other Information.
         ------------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)    The following document is filed as an exhibit to this Form 10-Q:

       None.

       (b) On October 3, 2001, the Company filed a current report on Form 8-K to report the September 27, 2001 award of a new long-term contract at MCII with an estimated value over six years of $156,000,000 and the exercise of options on an existing contract at NMP.

           On January 31, 2002, the Company filed a current report on Form 8-K to report that the award of the long-term contract to MCII as announced on October 3, 2001 had been protested by a competing concern and an amendment to the solicitation was issued on January 29, 2002, which required the resubmittal of certain pricing criteria and subsequent reevaluation. The Company cannot determine as of this date whether the September 27, 2001 award will be upheld. The Company will respond to the amendment on February 11, 2002 as required. The January 31, 2002 Form 8-K also reports that the Company filed on January 31, 2002 a lawsuit in the United States Court of Federal Claims for declaratory and injunctive relief of the United States Army's decision to take corrective action in response to the filed protest. The lawsuit also seeks preliminary and permanent injunctive relief to enjoin

              United States Army from conducting an unnecessary and improper reopening of competition with respect to the contract properly awarded to MCII.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATE:  February 7, 2002                    WESTWOOD CORPORATION




                                           By:     /s/ Ernest H. McKee
                                                 ------------------------------
                                                    Ernest H. McKee, Director
                                                    President and Chief
                                                    Executive Officer



                                           By:     /s/ David L. Shepherd
                                                 ------------------------------
                                                    David L. Shepherd,
                                                    Secretary/Treasurer and
                                                    Chief Financial Officer