Form 10-K
period 2002-03-31
WESTWOOD CORP/NV/
filed 2002-06-27
CIK 876884

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the Registrant's common stock (based upon the June 20, 2002, closing bid price of the common stock as reported by NASDAQ Bulletin Board) held by non-affiliates was approximately $8,929,334.

The number of outstanding shares of the Registrant's common stock as of June 20, 2002, was 6,891,647 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index at page 34.

                                TABLE OF CONTENTS

                                                                          Page
Item Number and Caption                                                  Number
-----------------------                                                 --------
PART I
------

      1.    Business                                                        1

      2.    Properties                                                      6

      3.    Legal Proceedings                                               6

      4.    Submission of Matters to a Vote of Security Holders             7

PART II
-------

      5.    Market for Registrant's Common Equity and Related
               Stockholder Matters                                          7

      6.    Selected Financial Data                                         8

      7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8

     7A.    Quantitative and Qualitative Disclosures
               About Market Risk                                           17

     8.     Financial Statements and Supplementary Data                    17

     9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         18

PART III
--------

      10.   Directors and Executive Officers of the Registrant             18

      11.   Executive Compensation                                         20

      12.   Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters              29

      13.   Certain Relationships and Related Transactions                 33

PART IV
-------

      14.   Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                         34

                                      (i)

                                     PART I

Item 1.   Business

General

Westwood Corporation (the "Company"), a Nevada corporation formed in 1986, is engaged in the design, manufacture and sale of electrical generation, distribution, and automated control equipment and related products. The Company's business is conducted through its wholly owned subsidiaries, NMP Corp. ("NMP"), an Oklahoma corporation formed in 1988; TANO Corp. ("TANO"), a Louisiana corporation formed in May of 1997; and MC II Electric Company, Inc. ("MCII"), a Texas corporation formed in 1989.

Mobile Power Systems

MCII, acquired by the Company in 1997, is in the business of designing and manufacturing a broad family of diesel, natural gas and turbine mobile electrical generator sets for military applications.

MCII's backlog consists primarily of the production of the next generation 30-60 kilowatt tactical quiet generator (TQG) sets for the U.S. Army. MCII is also an important supplier of spare parts for the TQG sets.

MCII shares fabrication, testing and administrative facilities with NMP in Tulsa, Oklahoma. In fiscal 2002, assembly functions of NMP and MCII, which were previously combined in the Tulsa facility, were separated due to increased production by both companies. MCII has also designed computer software and flat panel control screens for monitoring and controlling all generator mechanical and operational functions. MCII has 71 employees.

Automation and Control Systems

TANO designs, manufactures, installs and services high-quality automation and control systems for major military and commercial ships. TANO is a leading and long-standing provider of automated machinery plant control systems for the U.S. Coast Guard, the U.S. Navy and the Military Sealift Command.

TANO's backlog presently includes automation and control systems for a fleet of new USCG WLM (Coastal) and WLB (seagoing) Buoy Tenders. These two new ship programs are expected to result in 30 ships being built; at present, all 30 ships have been ordered.

TANO's product lines are primarily divided into two segments: Systems, and Parts and Service. Systems consists of the design and manufacture of automation and control systems for new ships, as well as complex retrofits for existing ships. Parts and Service consists of the aftermarket business whereby TANO provides parts and maintenance to a large, worldwide installed base of TANO systems.

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

TANO supplies spare parts and service for all current systems, as well as parts and service for systems previously provided to customers over the past thirty years. Spare parts and service orders from TANO's installed base of approximately 600 ships provides a stable and ongoing source of revenue. Management believes a significant growth opportunity exists in this segment since the current level of business has been attained with minimal sales effort.

TANO's offices and operations occupy 14,000 square feet of leased space in an office park located in New Orleans, Louisiana. In addition, TANO has field offices in San Diego, California, and Singapore to support field service commitments on the West Coast and the Pacific Rim. TANO has 41 employees.

Engineered Products - Marine Electrical Switchgear

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

Major contracts in NMP's backlog include switchboards for the first four LPD 17-class amphibious assault ships being built by the Avondale Shipyard Division of Northrup Grumman. This contract includes options for eight additional ships scheduled for procurement through 2006. In addition, NMP currently has signal switching and loadcenter distribution switchboard contracts for 10 DDG 51 Arleigh Burke-class Aegis destroyers with options for the balance of the program, which is estimated to be seven additional ships.

NMP's offices and operations occupy 116,000 square feet of leased space in an office park in Tulsa, Oklahoma. NMP shares its fabrication, testing and administrative facilities with MCII. NMP has 99 employees.

Marketing

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

The majority of the Company's contracts are the result of Requests for Quotations ("RFQ"). In this contracting process, the customer requires detailed management and technical proposals, including detailed pricing data, and thereafter establishes a firm fixed price contract with the selected bidder. These contracts generally constitute a development contract for equipment design with an ensuing manufacturing contract for the delivery of equipment and related support services once the development units are approved for production by the customer. Revenues and estimated earnings under long-term fixed-price production contracts are recorded on a percentage of completion basis, generally using units of delivery as the measurement basis for effort accomplished. For long-term contracts which, among other things, provide for the delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, the Company generally recognizes revenues and costs on the percentage-of-completion method, measured by the percentage of total labor costs or total costs incurred to date to estimated total labor costs or total costs for each contract. All other revenues are recognized when units are shipped.

The Company normally issues progress billings upon achieving certain milestones defined in the development contracts. The timing of the progress billings is intended to fund 90% to 100% of actual costs incurred under the long-term contracts of the Company.

These contracts may be for up to seven years and contain options for additional units at the discretion of the customers, primarily the Department of Defense, based upon its procurement budget as approved by the U. S. Congress. To meet production and delivery requirements and, in some cases, in anticipation of the exercise of options for additional units, the Company must purchase significant amounts of inventory. Beginning in fiscal year 1998, certain long-term contracts began to expire and options for additional units were not exercised due to cutbacks in appropriations in Department of Defense spending and the award of a large follow on contract to a competitor. This trend began to reverse in fiscal year 2000 with the addition of new long-term contracts and with the exercise of related options in fiscal years 2001 and 2002 at NMP and TANO. MCII was awarded a new follow-on long-term TQG contract in fiscal year 2002 (see Item 3 Legal Proceedings). The Company acquired MCII and TANO to expand its product offerings. MCII's original TQG contract, a new product for the Company and MCII, was purchased in the development stage and significant cost overruns were incurred to meet customer specifications. Such specifications were met in the fourth quarter of fiscal 2000 and production of the TQG unit began in the first quarter of fiscal 2001.

All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various profit and cost controls, and standard provisions for termination at the convenience of the U.S. government. Upon termination, other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit.

Companies supplying defense related equipment to the U.S. government are subject to certain additional business risks peculiar to the industry. Among these risks is the ability of the U.S. government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of procurement laws or regulations. Other risks include a dependence on appropriations by the U.S. government, changes in the U.S. government's procurement policies and the need to bid on programs in advance of design completion. A reduction in expenditures by the U.S. government for products and services of the type manufactured and provided by the Company, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company, or substantial cost overruns could have an adverse effect on the Company.

There are a limited number of U. S. government defense programs with uncertain levels of funding. The defense programs in which the Company is involved must compete with other defense programs for this limited funding. The defense programs are also normally subject to termination by the government for convenience. The funding of defense programs also competes with non-defense spending of the U.S. government. Budget decisions made by the U. S. government are outside the Company's control and have long-term consequences for the size and structure of the Company.

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

The Company's primary competitor in the military mobile power generation business is Fermont, a division of Engineered Support Systems, Inc. In the automation and control systems market, the Company's primary competitors are C.A.E. Link, Electronic Design, Inc. and Lockheed Martin. The Company's primary competitor in the U.S. Navy surface combatant marine power and switchboard equipment market is SPD Technologies, Inc.

Major and Foreign Customers

Sales under contracts with the U.S. government or subcontracts with major shipbuilders under contract with the U.S. government accounted for approximately $44,367,000, or 85% of the Company's sales for the fiscal year ended March 31, 2002, $25,219,000, or 83% of the Company's sales for the fiscal year ended March 31, 2001, and $15,664,000, or 87%, of the Company's sales for the fiscal year ended March 31, 2000. Sales to foreign customers totaled $1,986,000 for the fiscal year ended March 31, 2002, $316,000 for the fiscal year ended March 31, 2001, and $605,000 for the fiscal year ended March 31, 2000. For a further discussion of sales to major customers and concentration of credit risk, refer to Note 8 of the Consolidated Financial Statements.

Backlog

The approximate backlog of third-party, fully-funded purchase orders issued to the Company from customers for the fiscal years ending March 31, 2002, 2001, and 2000, is as follows:

                 2002                      2001                        2000
                 ----                      ----                        ----

              $78,000,000              $107,000,000                $52,000,000

Subsequent to the close of fiscal year 2002, the Company received one additional major order, which totaled approximately $1,000,000, and is expected to be completed during the next fiscal year.

During fiscal year 2003, the Company should recognize approximately $63,000,000 in revenues from the existing backlog of outstanding purchase orders to be filled for its customers.

Employees

As of March 31, 2002, the Company, through its subsidiaries, had 211 employees, none of whom are represented by unions. Management considers its relations with its employees to be satisfactory.

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

Materials and Supplies

The Company's operations require a wide variety of electrical and mechanical components and raw materials. Except for certain limited sole-source items, which the U.S. government requires the Company to purchase, most items are available from several commercial sources.

Environmental Protection

The Company believes that it and each of its subsidiaries are currently in compliance with all federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Item 2.   Properties

The Company, through its subsidiaries, leases all of its manufacturing, engineering, warehousing and office facilities comprising a total of approximately 130,000 square feet. The Company's subsidiaries lease office and manufacturing facilities as follows: NMP and MCII, Tulsa, Oklahoma, 116,000 square feet; and TANO, New Orleans, Louisiana, 14,000 square feet. Facility leases for the Company's operations in Tulsa, Oklahoma, and New Orleans, Louisiana, expire between fiscal 2004 and 2009. The Company owns substantially all of its manufacturing, assembly and testing equipment.

Item 3.   Legal Proceedings

On September 27, 2001, the Company announced the receipt of a new contract award for its subsidiary, MCII, for the follow on award of 30 and 60 kilowatt TQGs. The award specified a six-year term with an estimated value of $156,000,000. The award was not expected to impact the Company's results of operations until fiscal year 2004, which ends on March 31, 2004.

In response to an October 2001 protest filed by a competing concern with the United States General Accounting Office ("GAO"), and over the objections of MCII, the U. S. Army announced in December 2001 that it would take "corrective action" concerning the procurement which resulted in the award to MCII. The GAO dismissed the protest in light of the Army's action. On January 29, 2002, the Army amended the solicitation and requested a submission of revised proposals, including new price proposals. On January 31, 2002, MCII filed an action in the United States Court of Federal Claims in Washington, D.C., for declaratory and injunctive relief from the Army's decision to take corrective action. MCII asserted that the "corrective action" was unnecessary or, at a minimum, overbroad. MCII also sought preliminary and injunctive relief to enjoin the Army from re-opening the competition.

On March 18, 2002, Chief Judge Lawrence M. Baskir issued the Court's Opinion and Order enjoining the Army from re-opening the competition, having determined that resolicitation of the TQG procurement was unwarranted. The Order indicated that the Army could perform a re-evaluation limited to the performance risk criteria, but held that the submission of new proposals, including but not limited to price proposals, was not reasonable. Subsequent to the Court's Order, the Army performed a re-evaluation of performance risk but did not re-open the competition. It is the position of MCII, after consultation with counsel concerning the legal and factual issues involved, that any such re-evaluation should not affect the Army's original decision that MCII was the best value offeror, therefore deserving the contract award.

On March 20, 2002, the protester in the original GAO protest filed a request with the GAO that its protest be reinstated and heard on the merits. On April 22, 2002, the GAO dismissed the protest because it merely anticipated improper action that had not taken place since the Army was still re-evaluating the performance risk of MCII, the protestor and any other bidders of the TQG contract. The TQG contract remains suspended pending the re-evaluation.

In the ordinary course of its business the Company has various other claims and suits pending. Based on an evaluation, which included consultation with counsel concerning the legal and factual issues involved, the Company's management is of the opinion that such pending claims and suits will not have a material adverse effect on the financial position of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company's stockholders for a vote during the fourth quarter of the fiscal year ended March 31, 2002.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Bulletin Board Market under the symbol WNMP. On March 31, 2002, there were 120 stockholders of record, and approximately 500 beneficial owners of the Company's common stock. The range of sales prices for the Company's common stock for the last two years, as reported by the National Association of Securities Dealers, Inc., and cash dividends declared were as follows:

          Quarter Ended         High Bid         Low Bid        Cash Dividends
          -------------         --------         -------        --------------

          Mar. 31, 2002         $  1.40          $  1.03           $  0.00
          Dec. 31, 2001            1.85             1.15              0.00
          Sept. 30, 2001           1.47             0.72              0.00
          June 30, 2001            0.94             0.50              0.00

          Mar. 31, 2001         $  0.875         $  0.5312         $  0.00
          Dec. 31, 2000            0.9375           0.4375            0.00
          Sept. 30, 2000           1.00             0.5625            0.00
          June 30, 2000            1.00             0.5625            0.00

Due to the continued need for operating capital and current bank credit facility restrictions of dividend payments, it is not anticipated that any cash dividends will be paid during fiscal year 2003. However, future decisions regarding dividend payments will be made by the Board Directors, in advance of each quarter, based on the Company's then existing current capital needs and bank credit facility restrictions.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes thereto for the periods indicated, which are included in this report:

                                         Fiscal Years Ended March 31
                           -----------------------------------------------------

                             2002       2001        2000      1999       1998
                             ----       ----        ----      ----       ----

                                  (In thousands, except per share data)

Sales                      $ 52,147   $ 30,476    $ 18,052  $ 30,390   $ 29,435
Net Income (Loss)             1,008       (843)     (1,715)   (2,844)    (1,317)
Total Assets                 22,917     21,233      16,077    19,683     24,831
Long-Term Debt                1,675      2,135       2,686       557      3,152
Net Income (Loss) Per
     Common Share*:
          Basic                 .15       (.12)       (.25)     (.41)      (.19)
          Diluted               .14       (.12)       (.25)     (.41)      (.19)
     Cash Dividends              --         --          --       .01        .04

*Per share amounts have been adjusted to reflect a 10% stock dividend declared in fiscal 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In December 2001 and January 2002, the Securities and Exchange Commission ("SEC") issued statements regarding disclosures by companies within their Management's Discussion and Analysis of Financial Condition and Results of Operations for the current year. In those statements, the SEC cited certain items that the companies should consider in the current year Form 10-K, including identification of critical accounting policies and expanded disclosure of certain liquidity matters and transactions similar to related party activities. The following discussions include items that the SEC has encouraged companies to disclose.

The following management comments regarding the Company's financial condition and results of operations should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included herein. The analysis includes the Company's wholly owned subsidiaries NMP, TANO and MCII. Roflan Associates, Inc., and its wholly owned subsidiary, Peter Gray Corporation, were completely wound down in fiscal year 2000.

Critical Accounting Policies and Estimates

The Company's financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect its financial condition and results of operations.

Revenue and Estimated Earnings Recognition on Long-Term Contracts

Revenue and estimated earnings under long-term high-volume fixed-price contracts are recorded on a percentage of completion basis, generally using units of delivery as the measurement basis for effort accomplished. Estimated earnings are recognized in proportion to recorded revenues. For long-term contracts, which, among other things, provide for the delivery of minimal quantities or require a significant amount of development effort in relation to contract value, the Company generally recognizes revenues and costs on the percentage-of-completion method, measured by the percentage of total labor costs by the marine electrical switchgear segment, as this segment performs its own fabrication and assembly functions to complete its long-term contracts, or total costs by the automation and control systems segment, as this segment outsources its fabrication and assembly functions to complete its long-term contracts. Estimated losses on contracts are provided for in full when they become apparent.

The effect of changes in estimates of contract profits can be dramatic depending on the whether the long-term contract requires significant amounts of development effort and testing and if the long-term contract is in the early stages of production. The Company has processes in place to develop its estimates-to-complete on long-term contracts and the associated contract profits based on the most current information available from engineers, test technicians and production personnel. However, actual results and revised estimates-to-complete and contract profits can materially differ from management's earlier estimates. In fiscal year 2002, the effect of changes in estimates-to-complete and contract profits was to decrease operating income by approximately $979,000 from that which would have been reported had the revised estimates been used as the basis of recognition of contract revenues and estimated earnings in the preceding year. The original DDG and LPD contract estimates-to-complete and estimated profits were based upon historical information when the Company produced DDG and LHD electrical switchgear equipment in the mid-1990's. The restart of production under the new DDG and LPD contracts, which were awarded in fiscal year 2000 but not in full production until fiscal year 2002 as to the DDG contract and fourth quarter fiscal year 2002 as to the LPD contract, required more resources than anticipated. Changes in electronic components, additional engineering associated with the electrical switchgear equipment in order to make it smaller than historically produced, related changes in the testing and production processes, and new personnel in fiscal year 2002 caused additional costs to be incurred related to the current DDG and LPD production, as well as changes in the estimates to complete the remaining DDG and LPD shipsets in the Company's backlog.

Impairment Assessments of Goodwill and Other Long-Lived Assets

The Company evaluates its long-lived assets, including goodwill and other intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. In fiscal year 2002, no long-lived assets were determined to be impaired under a "held for use" computation. These computations utilized judgments and assumptions inherent in management's estimate of undiscounted cash flows to determine recoverability of an asset. Management's estimate of future undiscounted cash flows assumes completion of the Company's backlog at March 31, 2002, removal of the suspension of production by the U.S. Army against the new TQG contract awarded on September 27, 2001 (see
Item 3 Legal Proceedings), the exercise of options associated with existing contracts, and the award of additional contracts. It is possible that a computation under a "held for sale" situation for certain of these long-lived assets could result in a different assessment because of market conditions, specific transaction terms and a buyer's different viewpoint of future cash flows.

Realization of Deferred Tax Assets

The Company is required to assess the ultimate realization of deferred tax assets generated from the basis difference in certain assets and liabilities. This assessment takes into consideration tax planning strategies, including assumptions regarding the availability and character of future taxable income. At March 31, 2002, the Company had a $1,147,000 valuation allowance against its net deferred tax assets as $783,000 of the deferred tax assets were comprised of net operating loss carryforwards generated over the past four years, as well as other deferred tax assets, all of whose realization is dependent on future taxable income and tax planning strategies. The ultimate amount of deferred tax assets realized could be materially different from those recorded, as influenced by potential changes in federal and state income tax laws and the accuracy of the assumptions and estimates used to calculate the warranty and inventory deferred tax assets.

Warranty, Inventory Obsolescence and Contingent Loss Reserves

The Company establishes reserves for estimated warranty, inventory obsolescence and loss contingencies when it is management's assessment that a loss is probable and the amount of the loss is reasonably estimated. Revisions to these reserves are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for warranty, inventory obsolescence and loss contingencies are based on management's assumptions and estimates and advice of legal counsel or other third parties regarding the probable outcomes of contingent matters. Should the outcome differ from the assumptions and estimates, revisions of the estimated reserves would be required.

Results of Operations

Twelve Months Ended March 31, 2002 and 2001

For the fiscal year ended March 31, 2002, the Company earned net income of $1,008,000, compared to a net loss of $843,000 for the fiscal year ended March 31, 2001. The diluted earnings per share was $.14 per share compared to a loss of $.12 per share last year. The primary reason for the change in earnings per share is due to an increase in sales at all segments in fiscal year 2002 when compared to fiscal year 2001 as more fully described below. Consolidated revenues for the fiscal year ended March 31, 2002, increased 71.1% to $52,147,000, compared to $30,476,000 for last year. This increase resulted from the $17,164,000 increase in revenues at MCII due to a full year of production of TQG units in fiscal year 2002, $3,702,000 increase in revenues at NMP due to increased foreign sales as well as increased production on the DDG 51 and LPD 17 long-term contracts, and $805,000 increase in revenues at TANO due to increased sales of automation and control systems as well as spare parts and field service revenue.

Mobile power system revenues at MCII for fiscal year 2002 were $28,913,000, a 146% increase from last year's revenues of $11,749,000. The higher sales volume is due to a full year of production of TQG units under a long-term contract with the U.S. government. Sales under this long-term contract did not begin until September 2000. Sales in fiscal year 2001 included a $1,107,000 one-time sale to a prime contractor.

Marine electrical switchgear revenues at NMP for fiscal 2002 were $17,022,000, a 27.8% increase from last year's revenues of $13,320,000. The higher sales volume is due to increased production on the DDG and LPD long-term contracts for the U.S. Navy. This increase was partially offset by changes in estimates to complete the final non-recurring test procedures on the first shipset of the DDG long-term contract. The actual non-recurring test procedures were completed in fiscal 2002. The change in estimated total contract cost had the effect of reducing the increase in the percent complete of the contract, which resulted in a smaller increase in revenues.

Marine automation and control system revenues by TANO for fiscal 2002 were $6,212,000, a 14.9% increase from last year's revenues of $5,407,000. The higher sales volume was primarily due to higher purchases of spare parts as well as a new field service customer.

Gross profit for fiscal 2002 as a percentage of sales increased to 12.3%, compared to 9.9% in fiscal 2001. Gross margins improved in fiscal 2002 due to the realization of production efficiencies. Gross margins for fiscal 2001 were impacted by start-up costs incurred due to initial production against a long-term contract between the U.S. Army and MCII beginning in September 2000. These efficiencies were offset somewhat by production delays due to temporary shortages of certain vendor parts and final non-recurring test procedures on the lead ship of the DDG long-term contract in fiscal 2002.

Operating expenses were $4,884,000 in fiscal 2002, compared to $4,251,000 in fiscal 2001, a 14.9% increase. The $633,000 increase is primarily due to an additional $85,000 in legal costs defending a protest by a competitor of the award of the new six-year TQG contract to MCII in September 2001,

$94,000 in severance due to the resignation of the Company's previous chief financial officer on April 2, 2001, $68,000 in investment banker fees to assist the Company in identifying potential new lenders and strategic alliance partners, increased salaries of $146,000, increased commission expenses to foreign sales brokers of $60,000, increased facility costs due to new building rent of $70,000 and increased medical self-insurance and other fringe benefit costs of $72,000. The remaining increase is due to the overall increase in production at the Company's subsidiaries.

Interest expense for fiscal 2002 was $536,000, compared to $581,000 for fiscal 2001, a 7.7% decrease. The decrease was due to a 261 basis point decrease in variable interest rates on the Company's revolving credit line, partially offset by a $739,000 increase in the average revolving credit line daily balance in fiscal 2002 compared to fiscal 2001.

The effective income tax rate for fiscal 2002 was 11.8%. This provision is due to state income taxes associated with TANO's operations, as was the provision for fiscal 2001. No other income taxes were accrued in fiscal 2002 or 2001 due to 100% valuation allowances resulting from the utilization of federal and an increase in Oklahoma net operating loss carryforwards.

Twelve Months Ended March 31, 2001 and 2000

For the fiscal year ended March 31, 2001, the Company incurred a net loss of $843,000, compared to a net loss of $1,715,000 for the fiscal year ended March 31, 2000. The loss per share was $.12, compared to a loss of $.25 per share for the prior year. The primary reason for the decrease in the net loss is due to the settlement of a patent infringement claim in fiscal 2001 for $1,080,000. This amount is recorded as other income in the Consolidated Statement of Operations. Consolidated revenues for the fiscal year ended March 31, 2001, increased 68.8% to $30,476,000, compared to $18,052,000 for the prior year. This increase resulted primarily from the $8,521,000 increase in sales at MCII due to production of the TQG units beginning in fiscal 2001 and the $7,775,000 increase in revenues at NMP due to increased production on the DDG 51 and LPD contracts, which were awarded in fiscal 2000. These increases were offset by the cessation of operations of Peter Gray and NMP's marine hardware product lines in fiscal year 2000 (a $2,243,000 impact) and delays in the production of MFM 3s at TANO causing a reduction in sales of $1,629,000.

Mobile power system revenues at MCII for fiscal year 2001 were $11,749,000, a 264% increase from the prior year's revenues of $3,228,000. The higher sales volume was due to the sale of $8,224,000 in TQG production units, which began shipping in the second quarter of fiscal year 2001.

Marine electrical switchgear sales by NMP were $13,320,000 for fiscal year 2001, compared to $5,545,000 for the prior year, an increase of $7,775,000, or 140%. Sales increased due to increased production on the DDG 51 and LPD contracts, which were awarded in fiscal year 2000. This increase in marine electrical switchgear sales was offset by the sale of the hardware products line, which was effected July 1, 1999. Sales of marine electrical hardware products by NMP were $1,916,000 for the first quarter of fiscal year 2000, the only quarter in fiscal 2000 with hardware product sales. Peter Gray recorded final hardware products sales totaling $327,000 prior to the sale of all of its assets during the first quarter of fiscal year 2000.

Automation and control systems sales by TANO were $5,407,000 for fiscal year 2001, compared to the prior year's sales of $ 7,036,000, a decrease of 23.2%. The decrease was primarily due to delays in the production of the new MFM 3 as a result of ongoing design reviews by customers.

Gross profit for fiscal 2001 as a percentage of sales declined to 9.9%, compared to 18.6% in fiscal year 2000. The decline in gross profit for fiscal year 2001 resulted from the $1.2 million loss from the production start up in fiscal 2001 of the TQG units and $640,000 of engineering overruns incurred on the lead units of the DDG 51, MFM 3 and LPD contracts, which were awarded in fiscal 2000 and 2001. Production is increasing to meet delivery dates in fiscal 2002 on the long-term contracts and the TQG production units and gross profit is expected to improve as volumes increase, lead-unit engineering is completed and learning curves are improved. Write-downs for obsolete or slow-moving inventories also contributed to the lower gross profit in fiscal 2001. Write-downs of inventory in fiscal year 2001 were $165,000 and resulted from the continued evaluation of inventory not associated with long-term contracts.

Operating expenses were $4,251,000 for fiscal year 2001, compared to $5,065,000 for the prior year, a 16% decrease. Marketing and selling expenses decreased $373,000 and general and administrative expenses decreased $441,000. The sale of the hardware products line at the end of the first quarter of fiscal 2000 accounted for most of the reduction in marketing and selling expenses. The decrease in general and administrative expenses was due to the reduction in administrative personnel at NMP and $223,000 lower incentive compensation.

Interest expense increased from $430,000 to $581,000 due to an additional $2,381,000 in net borrowings and 110 basis point increase in the weighted-average interest rate in fiscal year 2001.

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

Liquidity and Capital Resources

Cash flow used in operations for the fiscal year ended March 31, 2002 was $476,000. During this period cash was provided by depreciation and amortization of $974,000; decreased costs and estimated earnings on uncompleted contracts of $156,000; increased accounts payable of $1,781,000; and increased accrued liabilities of $82,000. Major uses of cash were increases of accounts receivable of $1,165,000; increases in inventory of $1,838,000; increases in long-term accounts receivable retainage of $186,000; and decreases in billings in excess of costs and estimated earnings on uncompleted contracts of $1,284,000.

Accounts receivable increased due to billings related to the shipment of TQG units. Inventory, accounts payable and accrued liabilities increased due to increased production in fiscal 2002 on the

TQG, DDG and LPD contracts at MCII and NMP. Long-term accounts receivable retainage increased due to completion of the first two shipsets of the DDG long-term contract in fiscal 2002, which is also the reason for the net decrease in progress billings in excess of costs and estimated earnings on uncompleted contracts.

Investing activities for fiscal year 2002 included purchases of $536,000 in equipment. These purchases were primarily for manufacturing and test equipment and leasehold improvements at a new facility leased by NMP to improve production efficiencies on long-term contracts. The cash used for the equipment purchases was partially offset by the receipt of the second $250,000 annual installment on the note receivable from the purchaser of the marine hardware business sold in July 1999 as well as the sale of equipment no longer required for production under the Company's long-term contracts.

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

Inventory and accounts payable also increased in fiscal 2001 due to increased production in fiscal 2001 on the new contracts entered into in fiscal 2000 at MCII and NMP. Accrued liabilities decreased due to the settlement of certain liabilities ($160,000) of Peter Gray, which ceased operations in the first quarter of fiscal 2000, lower incentive compensation accruals ($223,000) and lower warranty reserves ($90,000).

Investing activities for fiscal year 2001 included purchases of $391,000 of equipment. These purchases were primarily in connection with the relocation of MCII's manufacturing facilities to Tulsa, Oklahoma, and replacement of aging equipment at NMP and TANO. The relocation of MCII was completed in April 2000.

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

Inventory and accounts payable also increased in fiscal 2000 due to the new contracts that entered into production late in the year at MCII and NMP. Accrued liabilities decreased due to the settlement of certain liabilities of Peter Gray, which ceased operations in the first quarter of fiscal 2000.

Investing activities for fiscal year 2000 included purchases of $637,000 of equipment. These purchases were primarily in connection with the relocation of MCII's manufacturing facilities to Tulsa, Oklahoma. The relocation was completed in April 2000. Investing activities for fiscal year 2000 also included $1.9 million in proceeds from the sale of certain assets of Peter Gray and NMP's marine electrical hardware product line.

On August 13, 1999, the Company entered into a new Loan Agreement with the Stillwater National Bank and Trust Company of Stillwater, Oklahoma. As amended on October 25, 2000, the Loan Agreement established a $2.8 million revolving credit facility. On December 18, 2001, the revolving credit line was increased to $3.8 million and on March 15, 2002, was increased again to $4.5 million. The proceeds under the revolving credit facility are used from time to time to finance working capital needs. Interest on the revolving credit facility is paid monthly.

As additional security for the $800,000 increase in the revolving credit line in October 2000, the Company's President provided a personal guarantee and pledged 750,000 shares his stock in the Company. The personal guarantee was released with the amendment to the revolving credit line on March 15, 2002. At March 31, 2002, there was $1.5 million available under the revolving credit line.

In addition, the Loan Agreement also established a $2.0 million term loan for a period of five years, which matures on August 13, 2004. The proceeds of the term loan were used to repay in full a previously existing loan with NationsBank, N.A. The term loan has a monthly amortization schedule for the payment of interest and the repayment of principal. The term loan balance at March 31, 2002 is $1,083,000 compared to $1,487,000 at March 31, 2001.

In November 2001, the Company obtained a commitment from its bank through June 30, 2002, for up to $1.0 million in additional short-term revolving credit lines based upon foreign customer irrevocable letters of credit on outstanding purchase orders. The letters of credit expire between January 2002 and June 2002. Proceeds from these financings were to be used to fund production on these foreign customer orders prior to shipment. During November 2001, the Company obtained a $430,000 revolving credit facility using two of its foreign customer irrevocable letters of credit as collateral. At March 31, 2002, $400,000 was outstanding under this letter of credit revolving credit facility. The facility matured and was repaid on May 31, 2002, when one of the collateralized letters of credit expired. Interest on this revolving credit facility was paid upon maturity.

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

In February 2001, the Company issued 12% Subordinated Convertible Notes (the "2001 Notes") in the face amount of $880,000. The 2001 Notes bear a fixed 12% rate of interest and are convertible into common stock of the Company at the option of the 2001 Note holders subsequent to June 30, 2001. The net proceeds of the 2001 Notes were used for the working capital needs of the Company. The 2001 Notes were amended in fiscal 2002 to mature on February 13, 2003.

In fiscal year 2003, the Company expects to fund capital expenditures, debt payments and working-capital requirements through cash generated from operations and the use of the available portion of its $4.5 million revolving credit line. The revolving credit line matures on July 15, 2002, at which time the entire outstanding principal of the revolving credit facility is to be paid in full by either renewal or repayment. The Company is having ongoing discussions with its current and other lenders to increase and extend the current revolving credit facility prior to its maturity date on July 15, 2002. The Company believes it will continue to be in compliance with the financial covenants and ratios as defined in the revolving credit facility agreement (see Note 4 to the Consolidated Financial Statements), no events of default as defined in the agreement will occur, the representations and warranties made in the agreement will continue to be accurate, and the borrowing base comprised of acceptable receivables and inventories will be maintained.

In fiscal year 2002, the Company engaged an investment banker to assist in evaluating options to enhance shareholder value, including strategic alliances and/or strategic combinations. This engagement is expected to continue through fiscal year 2003.

Recently Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements for a discussion of SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Forward Looking Information

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate fluctuations as a result of current borrowings under a revolving credit line and a term loan with interest rates at prime plus 1.5% and .75%, respectively. (See Notes 4 and 13 to the Consolidated Financial Statements included elsewhere herein.) The Company has no exposure with foreign currency contracts.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

As of March 31, 2002, the Board of Directors consisted of Ernest H. McKee, Richard E. Minshall, Anthony Pantaleoni, John H. Williams, Sr., and William J. Preston. David L. Shepherd has served as Chief Financial Officer and Secretary-Treasurer since April 23, 2001.

                        Executive Officers and Directors

     Name                               Age                   Position
     ----                               ---                   --------

Ernest H. McKee                         64            President, Chief Executive
                                                       Officer, and Chairman
                                                       of the Board

David L. Shepherd                       35            Chief Financial Officer
                                                       and Secretary-Treasurer

Richard E. Minshall                     64                   Director

Anthony Pantaleoni                      63                   Director

John H. Williams, Sr.                   84                   Director

William J. Preston                      67                   Director

Ernest H. McKee has served as President, Chief Executive Officer, and Chairman of the Board of Directors of Westwood Corporation since 1988. From 1984 to 1987, Mr. McKee was Chief Executive Officer and principal owner of Four-Em Enterprises, Tulsa, Oklahoma, a company engaged in the manufacture and sale of piping products and other manufacturing goods for the petrochemical industry. From 1968 to 1984, Mr. McKee was President and Chief Executive Officer of Flo-Bend, Inc., Sand Springs, Oklahoma, a manufacturer of products for the refining and petrochemical industry. From 1960 to 1967, Mr. McKee was product manager for U.S. Steel Company, Pittsburgh, Pennsylvania. Mr. McKee received his Bachelor of Science degree from Kent State University in 1960.

David L. Shepherd has served as Chief Financial Officer and Secretary-Treasurer of Westwood Corporation since April 23, 2001. Prior to joining the Company, Mr. Shepherd had been with Ernst & Young LLP since 1988. Mr. Shepherd is a member of the Financial Executives International, the American Institute of Certified Public Accountants and the Oklahoma Society of Certified Public Accountants. Mr. Shepherd received his BS in Accounting degree from Southwest Missouri State University in 1988.

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

Anthony Pantaleoni has served as a Director of Westwood Corporation since 1988. Mr. Pantaleoni has been a member of the law firm of Fulbright & Jaworski L.L.P., New York, New York, from 1989 until 2002, when he became Of Counsel to the firm. Mr. Pantaleoni is a Director of Universal Health Services, Inc. (NYSE: UHSB), American Gilsonite Company, and AAON, Inc (NASDAQ).

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

William J. Preston has served on the Board of Directors since October 1999. Since 1978, Mr. Preston has been a principal and one of the founding partners of Preston Exploration, L.L.C., a privately owned oil and gas exploration and production company located in The Woodlands, Texas. In 1978, Mr. Preston retired from the active practice of medicine after twelve years of practice in Tulsa, Oklahoma, in the field of otolaryngology. Mr. Preston received an undergraduate degree in engineering from the University of Tulsa, and graduated from the University of Oklahoma Medical School.

During the fiscal year ended March 31, 2002, the Board of Directors held four regular meetings and numerous teleconferences. Each Director attended the meetings in person or by teleconference. The Audit Committee of the Board of Directors is composed of Richard E. Minshall, Anthony Pantaleoni and John H. Williams, Sr. Other than the Audit Committee, the Board of Directors presently has no standing committees.

Item 11. Executive Compensation

The following Tables I through III present information concerning the cash compensation and stock options provided to Messrs. McKee and Shepherd. The notes to these tables provide more specific information regarding compensation as of March 31, 2002. Ernest H. McKee and David L. Shepherd were the only Executive Officers of the Company during the fiscal year ended March 31, 2002. No other persons were considered to be Executive Officers and received compensation in excess of $100,000 for the fiscal year ended March 31, 2002.

                                     Table I

                           Summary Compensation Table

                                                                                           Long-Term
                                              Annual Compensation(a)                      Compensation
                                       ---------------------------------------     --------------------------

                                                                      Other
                                                                      Annual         Securities     All Other
Name and                   Fiscal                                     Compen-        Underlying      Compen-
Principal Position          Year       Salary          Bonus         sation(b)        Options       sation(c)
------------------          ----       ------          -----         ---------     -------------    ---------
Ernest H. McKee             2002      $225,000       $   ----          ----            ----          $6,938
 Chief Executive            2001       225,000           ----          ----            ----           5,246
 Officer                    2000       225,000           ----          ----            ----           6,750


David L. Shepherd           2002      $119,708       $   ----          ----            ----          $2,869
 Chief Financial
 Officer(d)

     (a) Amounts shown include cash compensation earned by Executive Officers.

     (b) The value of other benefits to any Officer during fiscal year 2002 did not exceed the lesser of $50,000 or 10% of the Executive Officer's total annual salary and bonus or fall within any other category requiring inclusion.

     (c) Amounts contributed to the Company's 401K Plan on behalf of the named Executive Officer.

     (d) Represents compensation commencing April 23, 2001, when Mr. Shepherd joined the Company at his current position. Mr. Shepherd's employment contract commenced April 23, 2001, for a two-year term.

                                    Table II

                        Option Grants in Last Fiscal Year

One option grant to an Executive Officer was made in fiscal 2002. On April 23, 2001, Mr. Shepherd received a one-time grant of an option to acquire 50,000 shares of the Company's common stock at an exercise price of $1.00 per share. The option vests at 20% per year each April 23, beginning on April 23, 2002, and ending on April 23, 2006. Each 20% increment shall be exercisable beginning six months from the vesting date until five years from the vesting date of such 20% increment.

                                    Table III

                           Aggregated Option Exercises
                             in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                                   Number of           Value of Unexercised
                                                              Unexercised Options      In-the-Money Options
                                                               at March 31, 2002       at March 31, 2002(c)
                                                            ----------------------    -----------------------

                           Acquired on       Value         Exer-         Unexer-      Exer-         Unexer-
        Name                 Exercise       Realized      cisable        cisable      cisable       cisable
        ----             ---------------    --------      --------       -------      -------       --------
Ernest H. McKee                 0               $0        144,924(a)     30,000(a)    $5,800           $0
David L. Shepherd               0               $0             --(b)     50,000(b)    $    0           $0

     (a) Represents grants of options to acquire 16,106 shares of the Company's common stock annually on March 20, 1993, through 1996, pursuant to the 1992 Directors' Stock Option Plan, as amended on October 27, 1999 (the "1992 Directors' Plan"). The shares issued under these options have been automatically adjusted for the 10% stock dividends occurring annually from calendar 1993 through 1997. The exercise prices of the 1993, 1994, 1995 and 1996 option grants were $3.125, $3.50, $2.25 and $1.75, per share, respectively, which were the NASDAQ closing prices on the date of the grants ($1.94, $2.39, $1.69, and $1.45 per share, respectively, after automatic adjustment for the 10% stock dividends occurring annually from calendar 1993 through 1997). The options became exercisable six (6) months after the date of the grants, and expire ten (10) years from the date of grant.

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

     (b) On April 23, 2001, Mr. Shepherd received a one-time grant of an option to purchase up to 50,000 shares of the common stock of the Company at an exercise price of $1.00 per share. This option was granted pursuant to the Company's 1992 Employees' Incentive and Nonqualified Stock Option Plan. The option granted to Mr. Shepherd vests at 20% per year each April 23, beginning on April 23, 2002 and ending on April 23, 2006. Each 20% increment shall be exercisable beginning six months from the vesting date until five years from the vesting date of such 20% increment.

     (c) Based on the $1.29 closing price of the Company's common stock on March 29, 2002 (the last trading day for the year ended March 31, 2002), less the exercise price. The values shown reflect the value of options accumulated over periods of up to two years. Such values had not been realized at that date and may not be realized. In the event the options are exercised, their value will depend on the market price of the Company's common stock on the date of the exercise.

The Company maintains a 401K Plan, which was effective January 1, 1989, and is available for participation by all employees without minimum age or service requirements. Each participating employee can defer up to 17% of his annual compensation to a specified limit. The Company matches 100% of the employee's deferrals, with such matching contributions not to exceed 3% of the employee's annual compensation. The Company's total contributions to the Plan for fiscal year 2002 were $189,000.

Directors' fees are payable to each outside Director at the rate of $2,500 per quarter. Richard E. Minshall, Anthony Pantaleoni, William J. Preston and John H. Williams, Sr., the Company's outside Directors, have each been paid the sum of $10,000 during fiscal year 2002. Mr. McKee, although a Director, was not paid a Director's fee.

                            Stock Performance Graph

The following graph compares the Company's five-year cumulative total return to the NASDAQ U.S. Stock Index and the S&P Aerospace/Defense Index over a period beginning on March 31, 1997, and ending on March 31, 2002. The total stockholder return assumes $100 invested on March 31, 1997, in the Company and each of the Indexes shown. It also assumes reinvestment of all dividends.

The Company is in a unique industry and has few competitors manufacturing electrical generation and control equipment, primarily for military application, switching panelboards, switchboards, and electronic components. The Company's primary competitors are not publicly traded on any U.S. Stock Market and therefore, no financial data is obtainable for comparative purposes.

With the acquisition of E. Systems, Inc., in mid-1995 and Loral Corp. in January of 1996, the S&P Electronic Defense Index, the index used by the Company until fiscal year 2002, became composed solely of one company, Raytheon Company. Since the S&P Electronic Defense Index contained only one company, Standard and Poor discontinued the index in fiscal year 2002. The Company explored other possible indexes for purposes of future reporting and determined the S&P Aerospace/Defense Index was the best existing industry index available for comparison purposes. However, the Company does not believe that any existing industry segment index provides meaningful comparisons as of this date as the S&P Aerospace/Defense Index is currently comprised of much larger companies, including Boeing Company, General Dynamics, Goodrich Corporation, Honeywell International, Inc., Lockheed Martin Corporation, Northrup Grumman Corporation, Raytheon Company, Rockwell Collins and United Technologies.

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

                                    Table IV

                  Comparison of 5 Year Cumulative Total Return
                       Assumes Initial Investment of $100
                                   March 2002

                                    [Graph]

                    Tabular Description of Performance Graph

Measurement Period         Westwood            NASDAQ           S&P Aerospace/
(Fiscal Year Covered)     Corporation      U.S. Stock Index     Defense Index
---------------------     -----------      ----------------    ---------------

March 31, 1997                $100              $100                $100
FYE 03/31/98                   103               151.57              117.87
FYE 03/31/99                    51.96            204.77               83.89
FYE 03/31/00                    56.68            380.94               77.02
FYE 03/31/01                    47.23            152.35              115.56
FYE 03/31/02                    97.49            153.23              128.67

_________________

Assumes $100 invested on March 31, 1997 and reinvestment of dividends, in Westwood common stock, NASDAQ U.S. Stock Index and S&P Aerospace/Defense Index.

                               Compensation Report

The Board of Directors is responsible for setting the policies that govern the Company's compensation programs, administering the Company's stock option plans and establishing the cash compensation of Executive Officers. Due to its small size, the Board has determined that a Compensation Committee is not needed and all matters of compensation for Executive Officers is determined by the Board as a whole. Generally, the Board considers compensation matters in April of each year when sufficient financial information is available for the Board to review projected year-end results.

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

Mr. McKee's salary of $225,000 per annum was established on March 31, 1997. Mr. McKee, as a Director of the Company, also participates in options granted pursuant to the 1992 and 2000 Directors' Plans, along with each of the other four Directors. However, as set forth in Tables II and III hereof, participation in the 1992 and 2000 Directors' Plans cannot be said to provide an adequate incentive or award for the services of the Company's Chief Executive Officer. Subsequent to March 31, 2002, the Board of Directors approved a $75,000 bonus to Mr. McKee as a result of his efforts in returning the Company to profitability in fiscal 2002.

Mr. Shepherd was hired on April 23, 2001, as Chief Financial Officer and Secretary-Treasurer of the Company. The salary of Mr. Shepherd was established for a two-year period by the employment agreement entered into between Mr. Shepherd and the Company at the rate of $127,500 per annum, payable in equal monthly installments. Subsequent to March 31, 2002, Mr. Shepherd's annual salary was increased to $135,000 as a result of his efforts in assisting Mr. McKee in returning the Company to profitability in fiscal 2002.

The 1992 Directors' Plan, as adopted by the Stockholders of the Company in 1992, and as amended in 1993, provided for the annual issuance of options to acquire 16,106 shares (as adjusted for the annual stock dividends occurring from calendar 1993 through 1997) of the Company's common stock to Directors of the Company for a five-year period at an exercise price equal to the reported closing price of the Company's common stock by NASDAQ on the date of each grant. In 1996, the 1992 Directors' Plan was amended to increase the term of the options granted thereunder from five to ten years and to provide for the one-time grant of an option to acquire 60,500 shares (as adjusted for the annual 10% stock dividends occurring in calendar 1996 and 1997) of the Company's common stock at an exercise price equal to NASDAQ's reported closing price of the Company's common stock on September 3, 1996. The 1996 option vests 20% of the 60,500 shares annually on September 3, 1997, through 2001. The 1992 Directors' Plan is automatic in that the amount of the March 20, 1992, through March 20, 1996, grants and the computation of the exercise price of the related options were fixed by the 1992 Directors' Plan, as previously adopted by the Stockholders, and no action by the Board of Directors is required to perfect the award. It was originally designed as an incentive to maintain appropriate members on the Board, and to induce others to become members of the Board, should that be in the best interest of the Company's Stockholders. The options issued on March 20, 1992 expired on March 20, 2002. Subsequent to March 31, 2002, the Board of Directors approved a $7,500 bonus to each of the original three directors, which includes Mr. McKee, Mr. Minshall, and Mr. Pantaleoni for their efforts since the inception of the operations of the Company in March 1988.

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

Directors' Stock Option Plans

On March 20, 1992, the Board of Directors of the Company adopted the 1992 Directors' Stock Option Plan (the "1992 Directors' Plan"), which was approved by Stockholders of the Company at the Annual Meeting held September 24, 1992. The 1992 Directors' Plan originally provided for the issuance of up to 100,000 shares of common stock. The Stockholders authorized an additional 100,000 shares for issuance under the 1992 Directors' Plan on October 28, 1993. On March 20, 1996, grants of options to acquire 16,106 shares of the Company's common stock were issued to each of the Directors of the Company pursuant to the terms of the 1992 Directors' Plan, which represented the final options reserved under the October 28, 1993, authorization.

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

The 1992 Directors' Plan has been automatically adjusted for the annual 10% stock dividends occurring from calendar 1993 through 1997. The 1992 Directors' Plan was also increased as a result of amendments approved by the Stockholders at the 1997 and 1999 Annual Meetings of Stockholders ("Amendments") for the additional authorization of options representing 55,000 shares of the Company's common stock to John H. Williams, Sr., and 50,000 shares to William J. Preston, upon their appointment to the Board of Directors. As a result of the Amendments and the 10% stock dividend occurring in calendar 1997, a total of 669,102 shares are now reserved for issuance under the terms of the 1992 Directors' Plan.

The options granted under the 1992 Directors' Plan from calendar 1993 through 1996, are exercisable six months after the grant date, and expire ten years after the grant date. The options granted on September 3, 1996, vest at the rate of 20% (12,100 shares) per year, and each vested 20% increment is exercisable for a period of ten years, commencing on the vesting date. In the case of a Director's death or permanent disability, the options immediately vest and are exercisable for a period of one year thereafter and then terminate. If a Director's membership on the Board of Directors terminates for any reason, any option held on such date may be exercised for a period of one year after the date of termination, unless the option terminates sooner by its terms.

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

When the 1992 Directors' Plan was originally adopted, the average trading price for common stock of the Company was approximately $3.00 per share and it was hoped that the price per share of the common stock would grow by approximately 10% per year, which would result in a potential gain to each Director of approximately $3,000 on an annual basis. However, as of the date hereof, none of the Options issued to Directors over the last ten years have resulted in any gain and none have been exercised. In fact, the March 20, 1992 options, representing 48,318 shares, expired on March 20, 2002.

On June 7, 2000, the Company's Board of Directors adopted the 2000 Directors' Stock Option Plan (the "2000 Directors' Plan"), reserved 500,000 shares of the Company's common stock for issuance thereunder, and granted an option to purchase 50,000 shares of the Company's common stock to each of the Company's five directors. The shareholders of the Company approved the 2000 Directors' Plan on December 14, 2000. The exercise price of the options granted on June 7, 2000, is $1.00 per share, which was greater than the NASDAQ closing price of the Company's common stock on the date of the grant ($.75 per share). These options vest at the rate of 20% (10,000 shares) per year commencing on December 7, 2000, through 2004, and each 20% increment is exercisable for a period of ten (10) years commencing on the vesting date. The 2000 Directors' Plan was adopted and approved by the Stockholders: 1) as all of the shares reserved for issuance under the 1992 Directors' Plan had been issued as of March 31, 1997; 2) to strengthen the ability of the Company to maintain appropriate members of the Board by increasing their proprietary interest in the Company's success and to compensate them for the substantial communication, input and effort they dispense; and 3) should it be in the best interest of the Company to do so, to attract and retain well-qualified individuals to become members of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the ownership of the Company's common stock by (i) each beneficial owner of more than 5% of the outstanding common stock, (ii) each Director, (iii) the Chief Executive Officer, and Chief Financial Officer and (iv) the Executive Officers and Directors as a group. The information is given as of March 31, 2002, except as noted. Unless otherwise indicated, each of the Stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                Number of Shares

-----------------------------------------------------------------------------------------------------------------------------------

                                              10% Convertible    12% Convertible                                     Percent of
      Name of Owner or                         Subordinated        Subordinated                        Common        Outstanding
      Identity of Group           Options        Notes (a)          Notes (b)       Warrants (c)     Stock (d)        Stock (e)
-----------------------------------------------------------------------------------------------------------------------------------
Ernest H. McKee
2902 E. 74th Street             174,924(f)        190,000             68,750           121,563       1,377,040          26.1%
Tulsa, Oklahoma 74136
-----------------------------------------------------------------------------------------------------------------------------------

David L. Shepherd
7909 S. 77th East Avenue         50,000(g)           ----               ----              ----            ----           0.7%
Tulsa, OK 74133
-----------------------------------------------------------------------------------------------------------------------------------

William J. Preston
1717 Woodstead Court            100,000(h)        190,000            178,750           164,063         770,558          18.3%
The Woodlands, Texas 77380
-----------------------------------------------------------------------------------------------------------------------------------

Richard E. Minshall
320 S. Boston Avenue            174,924(f)        190,000(i)         178,750(i)        164,063(i)      416,669(j)       14.7%
Suite 1300
Tulsa, Oklahoma 74103
-----------------------------------------------------------------------------------------------------------------------------------

Anthony Pantaleoni
666 Fifth Avenue                174,924(f)        140,000(k)         178,750           139,063(l)      196,938(m)       10.9%
New York, New York 10103
-----------------------------------------------------------------------------------------------------------------------------------

John H. Williams, Sr.
1800 S. Baltimore Ave.          105,000(n)         90,000            110,000            87,500          17,000           5.3%
Tenth Floor
Tulsa, Oklahoma 74119
-----------------------------------------------------------------------------------------------------------------------------------

Robert E. Lorton
1440 S. Owasso Ave.                ----              ----               ----              ----         348,491           5.2%
Tulsa, Oklahoma 74120-5609
-----------------------------------------------------------------------------------------------------------------------------------

All Executive Officers
and Directors as a Group        779,772           800,000            715,000           676,252       2,778,205          58.1%
(6 persons)
-----------------------------------------------------------------------------------------------------------------------------------

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

     (b) In February 2001, the Company issued 12% Convertible Subordinated Notes in the face amount of $880,000, pursuant to the terms of a Note Purchase Agreement dated effective as of February 14, 2001 (the "Agreement"). Each 12% Convertible Subordinated Note is convertible into a like number of shares of the Company from July 1, 2001 through the maturity date, as amended, of February 13, 2003. The Agreement further provided for the issuance of warrants to acquire common stock of the Company to the note holders as follows: (i) upon execution of the Agreement, for a pro rata share of 120,000 shares, as determined in accordance with the Agreement; and (ii) on each of February 28, March 14 and March 28, 2001 (or such other dates, as adjusted for the note holders' respective funding dates), based on the principal outstanding under the 12% Convertible Subordinated Notes on such date, if any. Each warrant is exercisable for a period of five years from the issuance date.

     (c)  Total shares under all warrants issued. See notes (a) and (b) above.

     (d) Does not include shares pursuant to the 10% and 12% Convertible Subordinated Notes, warrants or unexercised options.

     (e) For purposes of this computation, the percentage of ownership shown presumes exercise of all options, convertible notes and warrants as to each individual.

     (f) Pursuant to the 1992 and 2000 Directors' Plans, Messrs. McKee, Minshall and Pantaleoni have received options to acquire a total of 174,924 shares of the Company's common stock. As of March 31, 2002, each of these Directors is vested in, and holds exercisable options to acquire 144,924 shares. Each Director's option to acquire the balance of 30,000 shares under the 2000 Directors' Plan will vest and become excercisable at the rate of 10,000 shares per year on December 7, 2002 through 2004.

     (g) On April 23, 2001, Mr. Shepherd received an option to acquire 50,000 shares of the Company's common stock under the Incentive Stock Option Plan pursuant to his employment agreement. This option vests at the rate of 10,000 shares on each April 23, 2002 through 2006. The option becomes exercisable, as to each vested portion, on each October 23, 2002, through 2006.

     (h) Pursuant to the 1992 and 2000 Directors' Plans, Mr. Preston received options to acquire a total of 100,000 shares of the Company's common stock. At March 31, 2002, Mr. Preston is vested in, and holds exercisable options to acquire 40,000 shares. The option to acquire the balance of 30,000 shares pursuant to the 1992 Directors' Plan will vest and become exercisable at the rate of 10,000 shares per year on each October 27, 2002, through 2004. The option to acquire the balance of 30,000 shares pursuant to the 2000 Directors' Plan will vest and become exercisable at the rate of 10,000 shares per year on each December 7, 2002 through 2004.

     (i) The amounts represented are held by Capital Advisors, Inc., of which Mr. Minshall is the Chief Executive Officer and controlling shareholder.

     (j) Includes 129,967 shares of common stock owned beneficially by Mr. Minshall individually; 5,368 shares owned beneficially by Mr. Minshall's wife; 181,933 shares held beneficially by Capital Advisors, Inc., 1,084 shares owned by Minshall & Company, Inc., and 98,317 shares owned by a revocable trust for the benefit of Mr. Minshall's mother, of which Mr. Minshall is Trustee, as to which he disclaims any beneficial ownership. Mr. Minshall is the Chief Executive Officer and controlling shareholder of Capital Advisors, Inc., and Minshall & Company, Inc.

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

     (n) Pursuant to the 1992 and 2000 Directors' Plans, Mr. Williams received options to acquire a total of 105,000 shares (as adjusted for the 10% stock dividend occurring on December 22, 1997) of the Company's common stock. As of March 31, 2002, Mr. Williams is vested in, and holds exercisable options to acquire 64,000 shares. The option to acquire the balance of 11,000 shares pursuant to the 1992 Directors' Plan will vest and become exercisable on June 6, 2002. The option to acquire the balance of 30,000 shares under the 2000 Directors' Plan will vest and become exercisable at the rate of 10,000 shares per year on each December 7, 2002 through 2004.

The following table sets forth information regarding the Company's common stock that is authorized for issuance under equity compensation plans. The information is given as of March 31, 2002, except as noted.

                      Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Number of Securities
                                                                                                         Remaining Available for
                                                                                                          Future Issuance Under
                                      Number of Securities to                                              Equity Compensation
                                    be Issued Upon Exercise of              Weighted-Average                 Plans (Excluding
                                      of Outstanding Options                Exercise Price of            Securities Reflected in
        Plan Category                          (a)                         Outstanding Options                 Column (a))
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                  931,072                           $1.37                           721,183
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                  120,000                           $1.00                                --
----------------------------------------------------------------------------------------------------------------------------------
Total                                       1,051,072                           $1.27                           721,183
----------------------------------------------------------------------------------------------------------------------------------

Item 13.      Certain Relationships and Related Transactions

Mr. McKee was employed pursuant to a written employment contract with the Company through March 2000. This contract, as amended effective March 31, 1997, provided for a base salary of $225,000 and bonus provisions subject to the discretion of the Board of Directors. The contract provided for other benefits, including a Company-owned automobile, club memberships, and reimbursement of business expenses. Mr. McKee is being compensated as President on the same terms as contained in the former written agreement. There are currently no plans by the Company or Mr. McKee to formalize Mr. McKee's current employment terms into a written agreement.

Richard Minshall, a director of the Company, is the Chief Executive Officer and controlling shareholder of Capital Advisors, Inc. Capital Advisors, Inc. provides services to the Company in regard to public news releases and public relations matters. A fee of $1,500 per month is paid to Capital Advisors, Inc. for these services. Capital Advisors, Inc. also served as an investment advisor for two of the Company's 401(k) plans until October 1, 2001. For the fiscal year ended March 31, 2002, the total sum of $38,000 was paid to Capital Advisors, Inc., in connection with these services.

Matthew E. McKee, a son of Ernest H. McKee, served as Operations Manager of NMP Corp. in fiscal year 2002. In May 2002, Matthew E. McKee became the Operations Manager for NMP Corp. and MCII. For the Company's fiscal year ending March 31, 2002, Matthew E. McKee received a salary of $75,000. Matthew E. McKee's current salary is $85,000 per year. Matthew E. McKee obtained a B.B.A. degree from the University of Texas, College of Business in 1992 and has been employed in various management capacities at the Company since 1992.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1. Financial Statements - The Index to Consolidated Financial Statements is found on page F-1, attached

2. Financial Statement Schedules - Schedule II - Valuation and Qualifying Accounts, is found at page F-28, attached

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

     4.2  Subordinated NMP Corp. Note (Exhibit 4.2 to Form 10)

     4.3 Westwood Corporation 10% Convertible Subordinated Note (Specimen), dated December 23, 1999 (Exhibit 4.3 to Form 10-K/A for the year ended March 31, 2000 filed on April 2, 2001)

     4.4 Westwood Corporation Common Stock Warrant (Specimen), dated December 23, 1999 (Exhibit 4.4 to Form 10-K/A for the year ended March 31, 2000 filed on April 2, 2001)

     4.5 Westwood Corporation 12% Convertible Subordinated Note (Specimen), dated February 13, 2001 (Exhibit 4.5 to Form 10-K for the year ended March 31, 2001 filed June 29, 2001)

     4.6 Westwood Corporation Common Stock Warrant (Specimen), dated February 13, 2001 Exhibit 4.6 to Form 10-K for the year ended March 31, 2001 filed on June 29, 2001)

     10.1 Employment Agreement, as amended, of Ernest H. McKee (Exhibit 10.1 to Form 10)

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

     10.8  1992 Directors' Stock Option Plan of Westwood Corporation (Exhibit
           10.8 to Form 10-K for the year ended March 31, 1992, filed June 18,
           1992)

     10.9 1992 Directors' Stock Option Plan as amended October 28, 1993 (Exhibit 10.9 to Form 10-K for the year ended March 31, 1994, filed June 29, 1994)

     10.10 Stock Purchase Agreement, by and between Roflan Associates, Inc., and the Company, dated May 1, 1996 (Exhibit to Form 8-K Report, filed May 15, 1996)

     10.11 Agreement of Purchase and Sale of Assets, by and between Westwood/TANO, Inc., and TANO Automation, Inc., dated May 13, 1997 (Exhibit to Form 8-K Report, filed June 5, 1997)

     10.12 Stock Purchase Agreement, by and between MCII Electric Company, Inc., and the Company, dated May 28, 1997 (Exhibit to Form 8-K Report, filed June 12, 1997)

     10.13 Stock Purchase Agreement I, by and between Roxtec Holding, AB, and the Company, dated September 30, 1997 (Exhibit to Form 8-K Report, filed October 15, 1997)

     10.14 Loan Agreement, by and between Stillwater National Bank and Trust Company of Stillwater, Oklahoma, the Company and its subsidiaries, dated August 13, 1999 (Exhibit 10.14 to Form 10-K/A for the year ended March 31, 2000, filed on April 2, 2001)

     10.15 2000 Directors' Stock Option Plan of Westwood Corporation (Exhibit B to the Proxy Statement dated October 31 2000, filed on November 1,
            2000)

     10.16 Employment Agreement of David L. Shepherd (Exhibit 10.16 to Form 10-K for the year ended March 31, 2001 filed on June 29, 2001)

     10.17 Loan Agreement, as amended, by and between Stillwater National Bank and Trust Company of Stillwater, Oklahoma, the Company and its subsidiaries, dated October 25, 2000 (Exhibit 10.17 to Form 10-K for the year ended March 31, 2001 filed on June 29, 2001)

     10.18 Guaranty Agreement by and between Stillwater National Bank and Trust Company of Stillwater, Oklahoma and Ernest H. McKee, dated October 25, 2000 (Exhibit 10.18 to Form 10-K for the year ended March 31, 2001 filed on June 29, 2001)

     10.19* Amended Loan Agreement by and between Stillwater National Bank and
            Trust Company of Stillwater, Oklahoma, the Company and its subsidiaries, effective as of June 25, 2001

     10.20* Second Amended Loan Agreement by and between Stillwater National
            Bank and Trust Company of Stillwater, Oklahoma, the Company and its subsidiaries, dated December 18, 2001

     10.21* Third Amended Loan Agreement by and between Stillwater National Bank and Trust Company of Stillwater, Oklahoma, the Company and its subsidiaries, dated March 15, 2002

     21.1*  Subsidiaries of the Registrant

     22.1   Articles of Incorporation of NMP Corp. (Exhibit 22.1 to Form 10)

     22.2   Bylaws of NMP Corp. (Exhibit 22.2 to Form 10)

(b)  Reports on Form 8-K

     The following filings on Form 8-K were made during the last quarter of the fiscal year ending March 31, 2002:

     On January 31, 2002, the Company filed a current report on Form 8-K to report that the award of the TQG long-term contract to MCII as announced on October 3, 2001 has been protested by a competing concern and an amendment to the solicitation was issued on January 29, 2002, which required the resubmission of certain pricing criteria and subsequent re-evaluation. The January 31, 2002 Form 8-K also reported that the Company filed on January 31, 2002 a lawsuit in the United States Court of Federal Claims for declaratory and injunctive relief of the United States Army's decision to take corrective action in response to the filed protest. The lawsuit also sought preliminary and permanent injunctive relief to enjoin the United States Army from conducting an unnecessary and improper reopening of competition with respect to the contract properly awarded to MCII.

     On March 26, 2002, the Company filed a current report on Form 8-K to report that the United States Court of Federal Claims had issued an opinion and order as of March 18, 2002 to enjoin the United States Army from re-opening the competition, having determined that resolicitation of the TQG procurement was unwarranted. The order indicated that the United States Army could perform a re-evaluation limited to the performance risk criteria, but held that the submission of new proposals, including but not limited to price proposals, was not reasonable. Subsequent to the Court order, the Army indicated that it would perform a re-evaluation of performance risk but would not reopen the competition. The TQG contract remains suspended pending the re-evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTWOOD CORPORATION

By:   /s/ Ernest H. McKee                    By:  /s/ Richard E. Minshall
    ---------------------------------            -------------------------------
        Ernest H. McKee                              Richard E. Minshall
        President and Director                       Director


By:   /s/ David L. Shepherd                  By:  /s/ Anthony Pantaleoni
    ---------------------------------            -------------------------------
        David L. Shepherd                            Anthony Pantaleoni
        Secretary/Treasurer and                      Director
        Chief Financial Officer

By:   /s/ John H. Williams                   By:  /s/ William J. Preston
    ---------------------------------            -------------------------------
        John H. Williams                             William J. Preston
        Director                                     Director

DATE: June 21, 2002

                              Westwood Corporation

             Index to Consolidated Financial Statements and Schedule


                                                                                                      Page
                                                                                                      ----
Covered by Report of Independent Auditors
    Report of Independent Auditors ................................................................    F-2
    Consolidated Balance Sheets as of March 31,
       2002 and 2001 ..............................................................................    F-3
    Consolidated Statements of Operations for the
       years ended March 31, 2002, 2001 and
       2000 .......................................................................................    F-5
    Consolidated Statements of Stockholders' Equity
       for the years ended March 31, 2002, 2001 and
       2000 .......................................................................................    F-6
    Consolidated Statements of Cash Flows for the
       years ended March 31, 2002, 2001 and 2000 ..................................................    F-7
    Notes to Consolidated Financial Statements for the
       years ended March 31, 2002, 2001 and 2000...................................................    F-9
    Schedule for the years ended March 31, 2002, 2001 and 2000:
       II  -  Valuation and Qualifying Accounts ...................................................   F-28
Not Covered by Report of Independent Auditors:
    Selected Quarterly Financial Information (unaudited) ..........................................   F-29


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

                         Report of Independent Auditors

To Board of Directors
Westwood Corporation

We have audited the accompanying consolidated balance sheets of Westwood Corporation as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Westwood Corporation at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/ Ernst & Young LLP

Tulsa, Oklahoma
June 7, 2002

                              Westwood Corporation

                           Consolidated Balance Sheets

                                                                                    March 31
                                                                             2002               2001
                                                                         -----------------------------
                                                                                 (In Thousands)
Assets
Current assets:
    Cash                                                                 $          -         $    545
    Accounts receivable (including retainage receivable
       of $643 in 2002 and $733 in 2001),
       net of allowance for doubtful accounts of
       $24 in 2002 and $35 in 2001                                              8,090            6,987
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                                          997            1,153
    Inventories                                                                 7,669            5,831
    Prepaid expenses                                                               54               92
    Note receivable                                                               239              250
                                                                         -----------------------------
Total current assets                                                           17,049           14,858

Plant and equipment, at cost:
    Leasehold improvements                                                        476              382
    Machinery and equipment                                                     4,059            4,717
    Patterns and tools                                                            115              109
                                                                         -----------------------------
                                                                                4,650            5,208
    Accumulated depreciation                                                   (3,168)          (3,647)
                                                                         -----------------------------
                                                                                1,482            1,561
Note receivable                                                                     -              213

Loan origination costs (net of accumulated
    amortization costs of $27 in 2002 and $15 in 2001)                             33               45

Goodwill (net of accumulated amortization of
    $2,091 in 2002 and $1,702 in 2001)                                          3,957            4,346

Long-term accounts receivable, retainage                                          396              210
                                                                         -----------------------------
Total assets                                                             $     22,917         $ 21,233
                                                                         =============================


                                                                           March 31
                                                                    2002              2001
                                                                  -----------------------------
                                                                        (In Thousands,
                                                                   except for share amounts)
Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                              $    6,854         $    5,073
    Accrued liabilities                                                  940                858
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                               3,175              4,459
    Current portion of long-term debt due to related parties             715                715
    Current portion of long-term debt                                  4,033              3,476
                                                                  -----------------------------
Total current liabilities                                             15,717             14,581


Long-term debt due to related parties                                    850                850
Long-term debt                                                           825              1,285


Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
       $.001 par value, no shares issued or
       outstanding                                                        --                 --
    Common stock, 20,000,000 shares authorized,
       $.003 par value, 6,891,647 shares issued
       and outstanding                                                    21                 21
    Capital in excess of par value                                     5,978              5,978
    Accumulated deficit                                                 (379)            (1,387)
    Treasury stock, 127,000 shares at cost                               (95)               (95)
                                                                  -----------------------------
Total stockholders' equity                                             5,525              4,517
                                                                  -----------------------------
Total liabilities and stockholders' equity                        $   22,917         $   21,233
                                                                  =============================


See accompanying notes.

                              Westwood Corporation

                      Consolidated Statements of Operations

                                                                  Year ended March 31
                                                         2002             2001              2000
                                                     ----------------------------------------------
                                                        (In Thousands, except earnings per share)
Sales                                                 $   52,147          $ 30,476         $ 18,052
Cost of sales                                             45,758            27,458           14,699
                                                     ----------------------------------------------
Gross profit                                               6,389             3,018            3,353

Operating expenses:
    Marketing and selling expenses                           464               431              804
    General and administrative expenses                    4,420             3,820            4,261
                                                     ----------------------------------------------
                                                           4,884             4,251            5,065
                                                     ----------------------------------------------
Operating profit (loss)                                    1,505            (1,233)          (1,712)

Other income (expense):
    Interest expense                                        (536)             (581)            (430)
    Net gain on sale of subsidiary/product lines              --                --              190
    Patent infringement settlement                            --             1,080               --
    Other                                                    174                 7              147
                                                     ----------------------------------------------
                                                            (362)              506              (93)
                                                     ----------------------------------------------

Income (loss) before income taxes                          1,143              (727)          (1,805)

Provision (benefit) for income taxes                         135               116              (90)
                                                     ----------------------------------------------

Net income (loss)                                     $    1,008          $   (843)        $ (1,715)
                                                     ==============================================

Basic and diluted earnings (loss) per share:
    Basic earnings (loss) per share                   $      .15          $   (.12)        $   (.25)

    Diluted earnings (loss) per share                 $      .14          $   (.12)        $   (.25)


See accompanying notes.

                              Westwood Corporation

                 Consolidated Statements of Stockholders' Equity

                                                                            Retained
                                                            Capital in      Earnings
                                 Preferred      Common      Excess of     (Accumulated     Treasury
                                   Stock        Stock       Par Value       Deficit)         Stock        Total
                               ----------------------------------------------------------------------------------
                                                     (In Thousand, except for share amounts)

Balance at March 31, 1999       $      --   $     21      $    5,978      $   1,171        $    --    $   7,170
   Net loss                            --         --              --         (1,715)            --       (1,715)
   Purchase of 127,000
     shares of common
     stock                             --         --              --             --            (95)         (95)
                               ----------------------------------------------------------------------------------
Balance at March 31, 2000              --         21           5,978           (544)           (95)       5,360
   Net loss                            --         --              --           (843)            --         (843)
                               ----------------------------------------------------------------------------------
Balance at March 31, 2001              --         21           5,978        ( 1,387)           (95)       4,517
   Net income                          --         --              --          1,008             --        1,008
                               ----------------------------------------------------------------------------------
Balance at March 31, 2002       $      --   $     21      $    5,978      $    (379)       $   (95)   $   5,525
                               ==================================================================================

See accompanying notes.

                              Westwood Corporation

                      Consolidated Statements of Cash Flows

                                                                      Year ended March 31
                                                             2002             2001          2000
                                                          ----------------------------------------
                                                                         (In Thousands)
Operating activities
Net income (loss)                                         $   1,008         $  (843)      $ (1,715)
Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                            974           1,015            933
       Non-cash interest expense                                  4             101             30
       Non-cash interest income                                 (26)            (45)           (37)
       Gain on sale of subsidiary/product lines                  --              --           (190)
       (Gain) loss on asset disposals                           (20)             --             61
       Cash flows impacted by changes in:
          Accounts receivable                                (1,165)         (4,465)         1,174
          Costs and estimated earnings
              in excess of billings on
              uncompleted contracts                             156            (211)         1,256
          Inventories                                        (1,838)         (1,147)        (3,951)
          Prepaid expenses                                       38             (25)           (27)
          Long-term accounts receivable,
              retainage                                        (186)             60            264
          Accounts payable                                    1,781             772          1,904
          Accrued liabilities                                    82            (513)          (148)
          Billings in excess of costs and
              estimated earnings on
              uncompleted contracts                          (1,284)          3,258            700
          Income taxes receivable                                --              --            789
                                                          ----------------------------------------
Net cash provided by (used in)
    operating activities                                       (476)         (2,043)         1,043

                              Westwood Corporation

                                                                 Year ended March 31
                                                      2002               2001             2000
                                                     -----------------------------------------
                                                      (In Thousands, except for share amounts)
Investing activities
Purchases of plant and equipment                     $ (536)           $ (391)        $   (637)
Proceeds from sales of plant and equipment              124                55                -
Proceeds from sale of subsidiary/
    product lines                                        --                --            1,946
Receipt of payment on note receivable                   250               250                -
                                                     -----------------------------------------
Net cash provided by (used in)
    investing activities                               (162)              (86)           1,309

Financing activities
Principal payments on debt                             (528)             (536)          (9,187)
Borrowings of debt                                      621             2,202            5,150
Borrowings of debt from related parties                  --               715              850
Acquisition of 127,000 shares
    of common stock                                      --                --              (95)
Loan origination cost payments                           --                --              (60)
                                                     -----------------------------------------
Net cash provided by (used in)
    financing activities                                 93             2,381           (3,342)
                                                     -----------------------------------------

Net increase (decrease) in cash                        (545)              252             (990)

Cash at beginning of year                               545               293            1,283
                                                     -----------------------------------------
Cash at end of year                                  $    -            $  545         $    293
                                                     =========================================

See accompanying notes.

                              Westwood Corporation

                   Notes to Consolidated Financial Statements

                          March 31, 2002, 2001 and 2000

1.    Description of Business Activities and Significant Accounting Policies

Business Activities

The wholly owned operating subsidiaries included in the consolidated financial statements of Westwood Corporation ("Company"), a holding company, are:

          Subsidiary                             Nature of Business
--------------------------------   --------------------------------------------

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

MCII Electric Company, Inc.        Designs, manufactures, sells and supports
("MCII")                           mobile generator sets for both military and
                                   commercial applications.

Peter Gray Corporation,            Commercial cold forger, serving mostly
("Peter Gray") wholly owned        commercial markets within the U.S. until
subsidiary of Roflan and           June 1999.
Associates, Inc., a holding
company

In the third quarter of fiscal 1999, the Company decided to cease its Peter Gray operations and completed the sale of certain assets in the first quarter of fiscal 2000 for $696,000. Peter Gray's gain on disposal of these assets was $294,000 in 2000.

In July 1999, the Company sold certain marine hardware-related assets of NMP for a total sales price of $2,000,000. Of the total sales price, $1,250,000 was received by March 31, 2000. The remaining balance of $750,000 is due in three annual installments of

1. Description of Business Activities and Significant Accounting Policies (continued)

$250,000 beginning September 1, 2000 and is represented by a non-interest-bearing note receivable. The Company recorded a $104,000 loss in fiscal 2000 in connection with the sale, primarily due to the Company recording the note receivable at a discount rate of 8.75%.

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

Estimates and assumptions which, in the opinion of management, are significant to the underlying amounts included in the financial statements and for which it would be reasonably possible that future events or information could change those estimates include: 1) revenues and estimated earnings on long-term contracts, 2) impairment assessments of goodwill and long-lived assets, 3) realization of deferred net operating loss carryforward income tax assets and 4) warranty and inventory obsolescence reserves.

Consolidation Policy

The consolidated financial statements include the account balances of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated.

Contracts

Revenues and estimated earnings under long-term fixed-price production contracts are recorded on a percentage of completion basis, generally using units of delivery as the measurement basis for effort accomplished. Estimated earnings are recognized in proportion to recorded revenues. For long-term contracts which, among other things, provide for the delivery of minimal quantities or require a significant amount of development effort in relation to total contract value, the Company generally recognizes revenues and costs on the percentage-of-completion method, measured by the percentage of total labor costs or total costs incurred to date to estimated total labor costs or total costs for each contract. All other revenues are derived from the sale of spare parts and contracts that are started and completed in 90 days, and are recognized when the parts or units are shipped. Estimated losses on contracts are provided for in full when they become apparent.

1. Description of Business Activities and Significant Accounting Policies (continued)

The excess of any accumulated costs and estimated earnings over billings is presented as a current asset in the accompanying balance sheet. When billings exceed costs incurred and estimated earnings, the excess of such billings is presented as a current liability.

The effect of changes in estimates of contract profits was to decrease 2002 net operating income and increase 2001 and 2000 net operating loss by approximately $979,000, $228,000 and $437,000, respectively, from that which would have been reported had the revised estimates been used as the basis of recognition of contract profits in the preceding years.

Research and Development

The Company does not generally incur research and development costs for its own behalf. Customer-sponsored research and development costs incurred pursuant to contracts are recorded as contract costs.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on the average cost method.

Depreciation

Plant and equipment are depreciated using the straight-line method over their estimated useful lives. Depreciation expense of $573,000, $606,000 and $540,000 is included in the 2002, 2001 and 2000 statements of operations, respectively, based on the utilization of the particular assets. Major replacements and improvements are capitalized while minor replacements, maintenance and repairs which do not extend useful lives are expensed.

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

1. Description of Business Activities and Significant Accounting Policies (continued)

Income Taxes

The Company includes the operations of its subsidiaries in its consolidated federal income tax return. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities. Management's judgment and income tax assumptions are used to determine the levels, if any, of valuation allowances associated with deferred tax assets.

Employee/Director Stock-Based Awards

Employee/director stock-based awards are accounted for under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Fixed-plan common stock options generally do not result in compensation expense because the exercise price of the stock options equals or is more than the market price of the underlying stock on the date of grant.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to capital in excess of par value using the average-cost method.

Earnings Per Share

Basic earnings per share are based upon the average number of common shares outstanding. Diluted earnings per share include any dilutive effect of stock options, warrants or convertible subordinated debentures.

Long-Lived Assets

The Company evaluates the long-lived assets, including related goodwill and other intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. When such a determination has been made, management's estimate of undiscounted future cash flows attributable to the assets is compared to the carrying value of the assets to determine whether an impairment has occurred. If an impairment of the carrying value has occurred, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

1. Description of Business Activities and Significant Accounting Policies (continued)

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if recognition of an impairment is required. Until the assets are disposed of, the estimated fair value is redetermined when related events or circumstances change.

Judgments and assumptions are inherent in management's estimate of undiscounted cash flows used to determine recoverability of an asset and the estimate of an asset's fair value used to calculate the amount of impairment to recognize. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in the Consolidated Statements of Operations.

New Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this Statement, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. The Company applied the new rules on accounting for goodwill and other intangible assets beginning April 1, 2002. Application of the nonamortization provisions of the Statement will materially impact the comparability of the Consolidated Statements of Operations as goodwill amortization expense was $389,000 in both fiscal 2002 and 2001. During first-quarter 2003, the Company began the initial impairment test of goodwill as of April 1, 2002. Preliminary results of these tests have indicated that there will not be a significant unfavorable impact of adopting this Statement; however, all tests have not been completed.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, " and amends Accounting Principles Board Opinion No. 30, " Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS No. 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Statement is being applied prospectively beginning April 1, 2002. Initial adoption of the Statement did not have any impact on the Company's results of operations or financial position.

2. Related Parties

The Company subleased office and warehouse space as well as provided other administrative services to Rox Corp. (a wholly owned subsidiary until September 30, 1997) via an administrative services agreement. The agreement, which could be cancelled by either party with adequate notice, contained various market comparable prices for the services provided or space occupied. The Company received $51,000 in 2000 related to the administrative services agreement. The sublease and administrative services agreement were terminated in 2000. Additionally, the Company's NMP subsidiary sells materials and parts to Rox Corp. which resulted in revenues to the Company of $40,000, and $256,000 in 2001 and 2000, respectively. There were no sales to Rox Corp. in 2002.

3. Inventories and Uncompleted Contracts

Inventories at March 31 consists of the following:

                                                              2002            2001
                                                       -------------------------------
                                                                (In Thousands)

         Work in process, primarily related to
              unit-of-delivery contracts in process         $ 4,153         $ 9,117
         Less contract billings to date                      (2,732)         (6,426)
                                                       -------------------------------
                                                              1,421           2,691
         Raw materials and purchased parts                    6,248           3,140
                                                       -------------------------------
                                                            $ 7,669         $ 5,831
                                                       ===============================

At March 31, costs incurred on uncompleted contracts where revenues and costs are measured by the percentage of total labor costs or total costs incurred to date to estimated total labor costs or total costs, related estimated earnings and related contract billings to date are as follows:

                                                                    2002                2001
                                                              ----------------------------------
                                                                        (In Thousands)
         Costs incurred on uncompleted contracts              $     55,540        $     44,395
         Estimated earnings                                         22,928              19,749
                                                              ----------------------------------
                                                                    78,468              64,144
         Less contract billings to date                             80,646              67,450
                                                              ----------------------------------
                                                              $     (2,178)       $     (3,306)
                                                              ==================================

         Included in the accompanying balance
             sheets under the following captions:
                Costs and estimated earnings
                   in excess of billings on
                   uncompleted contracts                      $        997        $      1,153
                Billings in excess of costs and
                   estimated earnings on
                   uncompleted contracts                            (3,175)             (4,459)
                                                              ----------------------------------
                                                              $     (2,178)       $     (3,306)
                                                              ==================================

Accounts receivable include approximately $1,903,000 and $2,345,000 of progress billings at March 31, 2002 and 2001, respectively.

4. Long-Term Debt

Long-term debt at March 31 consists of the following:

                                                                     2002                2001
                                                              ----------------------------------
                                                                        (In Thousands)
         Revolving credit facility                            $      3,000        $      2,800
         Letter of credit revolving credit facility                    400                   -
         Term note                                                   1,083               1,487
         MCII acquisition note                                           -                 108
         Convertible subordinate debentures                          1,880               1,880
         Other                                                          60                  51
                                                              ----------------------------------
                                                                     6,423               6,326
         Less current maturities                                     4,748               4,191
                                                              ----------------------------------
                                                              $      1,675        $      2,135
                                                              ==================================

Annual maturities on long-term debt are: 2003 - $4,748,000; 2004 - $456,000; and 2005 - $1,219,000.

On August 13, 1999, the Company entered into a new bank credit facility for a $2,000,000 revolving credit line and $2,000,000 5-year term note. Proceeds from this new credit facility were used to repay all amounts outstanding under the previous bank facility and term note. In October 2000, the revolving credit line was increased to $2,800,000. On December 18, 2001, the revolving credit line was increased to $3,800,000 and on March 15, 2002 was increased again to $4,500,000. The revolving credit line matures on July 15, 2002. The term note bears interest at the Wall Street Journal prime rate plus .25% to .75% based on the debt service coverage ratio of the Company each quarter (total rate of 5.5% at March 31, 2002). The revolving credit line bore interest at the same rate as the term note until October 2000, since then the rate has changed to the Wall Street Journal prime rate plus 1.5%, but not lower than 6.25% (total rate of 6.25% at March 31, 2002). The revolving credit line is based on a borrowing base of acceptable receivables and inventories, which was $6,507,000 at March 31, 2002. Interest on the revolving credit line is paid monthly. The term loan facility requires monthly principal payments of $33,898 plus accrued interest through August 13, 2004. The Company is having ongoing discussions with its current and other lenders to increase and extend, prior to the July 15, 2002 maturity date, the current revolving credit facility.

The revolving credit line and the term note contain covenants, including the restriction of cash dividends, incurrence of additional indebtedness, and leverage and liquidity ratios, and are secured by accounts receivable, equipment, and inventories of all the Company's subsidiaries. The revolving credit line also has conditions for future borrowings, which include the absence of default of any covenants and continued accuracy of the representations and warranties contained in the revolving credit line agreement. As additional security for the $800,000 increase in the revolving credit line in October 2000, the Company's President provided a personal guarantee and pledged 750,000 shares of the Company's common stock owned by him. The personal guarantee was removed as collateral with the amendment to the revolving credit line on March 15, 2002. The Company has been in compliance with the liquidity and leverage covenants since October 31, 2000. The Company had obtained a waiver for the liquidity and leverage covenant violations from March 31, 2000 through October 31, 2000.

At March 31, 2002, there was $1,500,000 of availability under the revolving credit line. Borrowings on the revolving credit facilities averaged $2,849,000, $2,110,000 and $2,222,000 per day during 2002, 2001 and 2000, respectively, with the highest month-end balance being $3,650,000, $2,800,000 and $3,965,000, respectively. The weighted-average interest rate was 7.47%, 10.08% and 8.98% during 2002, 2001 and 2000, respectively.

In November 2001, the Company obtained a commitment from its bank through June 30, 2002 for up to $1,000,000 in additional short-term revolving credit lines based upon foreign customer irrevocable letters of credit on outstanding purchase orders, which expire between January 2002 and June 2002. Proceeds from these financings will be used to fund production on these foreign customer orders prior to shipment. During November 2001, the Company obtained a $430,000 revolving credit facility using two of its foreign customer irrevocable letters of credit as collateral. At March 31, 2002, $400,000 was outstanding under this letter of credit revolving credit facility. The facility matured and was repaid on May 31, 2002 when one of the collateralized letters of credit expired. This revolving credit facility bore interest at the Wall Street Journal prime rate plus 1.5%, but not lower than 7.00% (total rate of 7.00% at March 31, 2002). Interest on this revolving credit facility was due at maturity of the facility.

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

In February 2001, the Company completed an $880,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors, as well as officers and directors of the Company. The debentures bear interest of 12% per annum, which is payable each June 30 and December 31, and was to mature on February 13, 2002. In February 2002, the maturity of the debentures was extended to February 13, 2003. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised after June 30, 2001. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 340,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the original date of issuance.

In connection with the acquisition of MCII in fiscal 1998, the Company signed a $1,500,000 noninterest-bearing note payable to the former owner of MCII. The note required three annual installments, beginning in May 1998, of $500,000. In December 1999, the Company agreed to settle litigation related to the acquisition of MCII with the former owner of MCII. The settlement replaced the noninterest-bearing note, which had a discounted balance at settlement of $1,470,000, with a new $300,000 noninterest-bearing note and $100,000 cash payable to the former owner of MCII. The new note required eight quarterly installments, beginning in April 2000, of $37,500. The final payment was made on December 31, 2001. As a result, the $1,135,000 purchase price settlement reduced previously recorded goodwill. The settlement also required the Company to repurchase 127,000 shares of the Company's common stock from the former owner of MCII for $95,000.

5. Income Taxes

The components of the provisions (benefit) for income taxes from loss before extraordinary gain are as follows:

                                                2002        2001        2000
                                            -----------------------------------
                                                      (In Thousands)

         Current:
             Federal                        $         -  $         -  $    (137)
             State                                  135          116         47
                                            -----------------------------------
                                            $       135  $       116  $     (90)
                                            ===================================

The difference between the expected tax rate and the effective tax rate for the provision (benefit) for income taxes before extraordinary gain is due to the following:


                                                             2002        2001        2000
                                                          -------------------------------------
                                                                     (In Thousands)
         Expected provision (benefit) for federal
             income taxes at the statutory rate           $       389  $      (247)  $     (614)
         State income taxes - net of
             federal benefit                                       67           (7)          16
         Increase (decrease) in valuation allowance              (360)         374          333
         Revisions to prior years'
             estimated taxes                                        -            -          137
         Other                                                     39           (4)          38
                                                          -------------------------------------
         Provision (benefit) for income taxes             $       135  $       116   $      (90)
                                                          =====================================

Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                              2002       2001
                                                            -------------------
                                                                (In Thousands)
         Deferred tax liabilities:
             Tax over book depreciation and amortization    $    208   $    124

         Deferred tax assets:
             Allowance for doubtful accounts                       9         13
             State net operating loss carryforward               180        144
             Federal net operating loss carryforward             603        807
             Inventory reserves                                   33        198
             Warranty reserve                                     99         82
             Vacation accrual                                     89         79
             Tax inventory overhead capitalization               342        308
             Less valuation allowance                         (1,147)    (1,507)
                                                            -------------------
         Total deferred tax assets                               208        124
                                                            -------------------
         Net deferred tax asset                             $      -    $     -
                                                            ===================

Management believes a valuation allowance is required due to sufficient uncertainty existing regarding the realizability of the Company's net deferred tax assets. The decrease of $360,000 in the valuation allowance during 2002 was primarily due to the utilization of federal net operating loss carryforwards, and the increase of $374,000 and $470,000 in the valuation allowance during 2001 and 2000, respectively, was due to an assessment of the Company's ability to realize its net deferred tax assets in the future as a result of the operating losses in 2001 and 2000.

At March 31, 2002 and 2001, the Company had $4,497,000 and $3,776,000,
respectively, of state net operating loss carryforwards, which expire between 2013 and 2017. At March 31, 2002 and 2001, the Company also had federal net operating loss carryforwards of $1,773,000 and $2,396,000, respectively, which expire between 2020 and 2021.

6. Leases

The Company leases all of its premises and various equipment under non-cancelable operating lease agreements. The future minimum lease payments for all operating leases are as follows:

                        2003               $    724,000
                        2004                    601,000
                        2005                    492,000
                        2006                    429,000
                        2007                    397,000
                     Thereafter                 368,000
                                           ------------
                                           $  3,011,000
                                           ============

Rent expense incurred under operating lease agreements was $737,000, $645,000 and $659,000 for 2002, 2001 and 2000, respectively.

7. Employee Benefit Plans

The Company maintained three 401(k) plans until October 1, 2001, when the plans were merged into one plan. Participating employees in the plans defer up to 17% of their annual compensation up to a specified limit. The Company matches 100% of each participating employee's deferrals, not to exceed 3% of each participating employee's annual compensation. The Company contributions to the plans for 2002, 2001 and 2000 were $189,000, $161,000 and $138,000, respectively. The Company does not provide any post-retirement benefits other than the 401(k) plans.

8. Major Customers and Concentration of Credit Risk

The Company's customers are primarily the U.S. government and companies engaged in the defense contractor industry located throughout the U.S. who have contracts with the U.S. government. Sales to individual companies and the U.S. government which were greater than 10% of consolidated sales are as follows:

                                              2002        2001        2000
                                          --------------------------------------
                                                         (In Thousands)

U.S. Government                             $ 30,595   $ 11,228     $  5,594
Bath Iron Works                                6,159      3,464        2,574
Ingalls Shipbuilding                           4,827      7,855        1,922
Marinette Marine Corporation                   2,786      2,672        3,729

Bath Iron Works, Ingalls Shipbuilding and Marinette Marine Corporation's sales were generated by the marine electrical switchgear and the automation and control systems segments. The U.S. government's sales were generated by all segments.

At March 31, 2002, approximately $5,853,000 (72.3%) of accounts receivable, including current retainage, are due from the Bath Iron Works, Ingalls Shipbuilding, Marinette Marine Corporation and the U.S. government. The Company generally does not require collateral from its customers as progress billings are rendered to customers as the work is performed, which results in substantial receipt of amounts due prior to the time the products are shipped. Credit losses relating to customers in the defense contractor industry have not been significant.

9.   Statement of Cash Flows

Cash payments for interest were $513,000, $486,000 and $439,000 for 2002, 2001 and 2000, respectively. Cash payments (refunds) for income taxes were $257,000, $166,000 and $(933,000) for 2002, 2001 and 2000, respectively.

10.  Common Stock

Prior to December 2000, the Company had two stock option plans covering directors and employees, respectively. In December 2000, the shareholders of the Company approved a new 2000 directors' plan. The number of shares of common stock reserved under the 2000 directors' plan is 500,000 shares. In fiscal 2000, the Board of Directors increased the number of shares of common stock reserved under the 1992 directors' plan by 50,000 shares to a total of 669,000 shares. The number of shares of common stock reserved under the employees' plan is 483,000 shares. Awards are granted for no consideration other than prior and future services. Options vest and are exercisable as determined by the Board of Directors on a grant-by-grant basis, generally 20% to 100% per year and ten years, respectively. The exercise price per share is specified separately in each option agreement issued to a director or employee under each plan but cannot be less than the fair market value per share of common stock on the date of the grant. At March 31, 2002, 250,000, 189,000 and 282,000 common shares were reserved by the Company for future option grants under the 2000 directors', 1992 directors' and employee plans, respectively. The 1992 directors' plan terminates in 2005 and the employee plan terminates in 2003. The 2000 directors' plan terminates at the option of the board of directors.

A summary of the Company's stock option activity and related information for the years ended March 31 follows:

                                         Stock Options Outstanding           Stock Options Vested
                                      --------------------------------- --------------------------------
                                                       Weighted                             Weighted
                                                        Average                              Average
                                         Options     Exercise Price         Options       Exercise Price
                                      ---------------------------------  -------------------------------
At March 31, 1999                        765,000        $   1.77            540,000         $   1.78
   Granted with exercise
     price equal to market
     price of Company's
     common stock                         50,000             .81
   Granted with exercise
     price in excess of
     market price of
     Company's common
     stock                               120,000            1.00
   Forfeited                             (82,000)           1.60
   Expired                               (88,000)           1.54
                                       ---------
At March 31, 2000                        765,000            1.63            549,000             1.74
   Granted with exercise
     price in excess of
     market price of
     Company's common
     stock                               401,000            1.00
   Forfeited                            (117,000)           1.83
   Expired                                     -
                                       ---------
At March 31, 2001                      1,049,000            1.36            751,000             1.45
   Granted with exercise
     price in excess of
     market price of
     Company's common
     stock                                50,000            1.00
   Expired                               (48,000)           1.86
                                       ---------
At March 31, 2002                      1,051,000        $   1.27            810,000         $   1.42
                                       =========



No options were exercised or cancelled during 2002, 2001 or 2000. The exercise price for options outstanding as of March 31, 2002 ranged from $.81 to $2.39. Subsequent to March 31, 2002, 6,300 options to acquire the Company's common stock at an exercise price of $1.00 per share were forfeited.

At March 31, 2002, the contractual life of options outstanding ranged from five to ten years. The weighted average remaining contractual life of those options is 5.26 years. The weighted average grant date fair value of options granted with the exercise price equal to the market price of the Company's common stock during 2000 was $.65. The weighted average grant date fair value of options granted with the exercise price in excess of the market price of the Company's common stock during 2002, 2001 and 2000 was $.35, $.52 and $.47, respectively.

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

The fair value of the options was estimated at the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000:

                                           2002          2001          2000
                                    -------------------------------------------

     Risk free interest rate              5.25%         7.00%        6.65%
     Weighted-average expected life      10.00 years    8.11 years   6.47 years
     Expected volatility                    69%           68%          78%
     Expected dividends                   0.00%         0.00%        0.00%

Pro forma net income (loss) and earnings per share, assuming the Company had applied the fair-value method of SFAS No. 123 , "Accounting for Stock-Based Compensation" in measuring compensation cost beginning with the 1997 stock-based awards, are as follows:

                                               2002       2001          2000
                                           ------------------------------------
   Net income (loss):
       As reported                          $ 1,008     $  (843)   $  (1,715)
       Pro forma                                944        (975)      (1,777)

   Net income (loss) per basic share:
       As reported                          $   .15     $  (.12)   $    (.25)
       Pro forma                                .14        (.14)        (.26)

   Net income (loss) per diluted share:
       As reported                          $   .14     $  (.12)   $    (.25)
       Pro forma                                .13        (.14)        (.26)

Pro forma amounts include compensation expense for the vested portion of options granted in 1999 through 2002, due to the graded vesting policy of these options. Since compensation expense from stock options is recognized over the future years' vesting period for pro forma disclosure purposes, and additional awards generally are made each year, pro forma amounts may not be representative of future years' amounts.

11. Earnings Per Share

The following sets forth the computation of basic and diluted income (loss) per share for the years ended March 31 (in thousands, except per share data):

                                                                2002          2001          2000
                                                            -----------------------------------------
      Numerator
      ---------
      Net income (loss) and numerator for basic
          earnings (loss) per share                          $    1,008        $ (843)      $(1,715)
      Effect of dilutive securities:
          10% and 12% convertible debentures                        206             -             -
                                                            -----------------------------------------
      Numerator for diluted earnings (loss) per
          share after assumed conversions                    $    1,214        $ (843)      $(1,715)

      Denominator
      -----------
      Denominator for basic earnings (loss) per
          share--weighted-average shares                          6,765         6,765         6,860
      Effect of dilutive securities:
          Stock options and warrants                                 38             -             -
          10% and 12% convertible debentures                      1,880             -             -
                                                            -----------------------------------------
      Dilutive potential common shares                            1,918             -             -
                                                            -----------------------------------------
      Denominator for diluted earnings (loss) per
          share--adjusted weighted-average share
          and assumed conversions                                 8,863         6,765         6,860

      Basic earnings (loss) per share                        $      .15        $ (.12)      $  (.25)

      Diluted earnings (loss) per share                      $      .14        $ (.12)      $  (.25)

Approximately 430,000, 1,889,000 and 1,028,000 options and warrants to purchase shares of common stock with weighted-average exercise prices of $1.83, $1.17, and $1.38, respectively, were outstanding on March 31, 2002, 2001 and 2000, respectively, but have been excluded from the computation of diluted earnings per share. Convertible subordinated debt, which is convertible into 1,880,000 and 1,000,000 shares of common stock, respectively, have also been excluded from the computation of diluted earnings per share in 2001 and 2000, respectively. Inclusion of these shares would have been antidilutive, as the exercise prices of the options exceeded the average market prices of the common shares in 2002 and the Company incurred a net loss in 2001 and 2000.

12.  Legal Contingencies and Commitments

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material impact on the Company's financial position, results of operations or cash flow.

As of March 31, 2001, the Company had an employment contract through October 27, 2001 with one of its principal officers. The contract provided for a base salary with an aggregate total annual salary commitment of $172,000. As of April 2, 2001, the officer resigned and received a severance package of $94,000, which was accrued in the first quarter of fiscal 2002. On April 23, 2001, the Company entered into an employment contract through April 22, 2003 with one of its principal officers. The contract provides for a base salary with an aggregate total annual salary commitment of $128,000. Bonus provisions are subject to the discretion of the Board of Directors of the Company.

13.  Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair-value disclosures for financial instruments:

          Notes receivable: As the maturity of this receivable is less than eighteen months, fair value is estimated to approximate the historically recorded amount.

          Long-term debt: The fair value of the Company's long-term debt is based on the prices of similar securities with similar terms and credit ratings. At March 31, 2002 the carrying amount and fair value of the Company's long-term debt is $6,423,000 and $6,466,000, respectively. At March 31, 2001 the carrying amount and fair value of the Company's long-term debt was $6,326,000 and $6,373,000, respectively.

14.  Segment Disclosures

The Company evaluates performance based upon segment income (loss) before income taxes, which includes revenues from external and internal customers, cost of sales, operating expenses, and depreciation and amortization. The accounting policies of the segments are the same as those described in Note 1, Description of Business Activities and Significant Accounting Policies. Intersegment sales are generally accounted for as if the sales were to unaffiliated third parties, that is, at current market prices.

The Company's reportable segments are strategic business units that offer different products and services. The segments are managed separately because each segment requires different technology, marketing strategies and industry knowledge. Other includes primarily cash, the Company's equity method investment in its subsidiaries and notes receivable from the sale of certain marine hardware-related assets. Long-lived assets are comprised of plant and equipment, goodwill and deferred charges.


                                      Revenues                                        Additions
                          -------------------------------        Income                  to     Depreciation
                           Revenues    Inter-                (Loss) Before   Total   Long-Lived      and
                           External    Segment      Total     Income Taxes   Assets    Assets   Amortization
                          -------------------------------    -------------------------------------------------
         2002
----------------------
Marine electrical
   switchgear             $  17,022   $  3,774   $ 20,796    $      976     $ 18,206   $   371     $   140
Mobile power systems         28,913         --     28,913          (376)       8,207         2         494
Automation and
   control systems            6,212      3,550      9,762         1,035        3,207       163         278
Other                            --         --         --         1,008       12,205        --          62
Eliminations                     --     (7,324)    (7,324)       (1,500)     (18,782)       --          --
                          -------------------------------    -------------------------------------------------
Total                     $  52,147   $     --   $ 52,147    $    1,143     $ 23,043   $   536     $   974
                          ===============================    =================================================
         2001
----------------------
Marine electrical
   switchgear             $  13,320   $  3,020   $ 16,340    $      759     $ 20,685   $   125     $   146
Mobile power systems         11,749         --     11,749        (2,526)       4,789       115         574
Automation and
   control systems            5,407      1,680      7,087         1,525        6,646       151         249
Other                            --         --         --          (843)      13,113        --          46
Eliminations                     --     (4,700)    (4,700)          358      (24,000)       --          --
                          -------------------------------    -------------------------------------------------
Total                     $  30,476   $     --   $ 30,476    $     (727)    $ 21,233   $   391     $ 1,015
                          ===============================    =================================================
         2000
----------------------
Marine electrical
   switchgear             $   7,788   $    444   $  8,232    $      228     $ 14,326   $   215     $   152
Mobile power systems          3,228         --      3,228        (1,984)       6,778       285         542
Automation and
   control systems            7,036        418      7,454           702        5,137       137         211
Other                            --         --         --        (1,715)      11,551        --          28
Eliminations                     --       (862)      (862)          964      (21,715)       --          --
                          -------------------------------    -------------------------------------------------
Total                     $  18,052   $     --   $ 18,052    $   (1,805)    $ 16,077   $   637     $   933
                          ===============================    =================================================

Marine switchgear revenues were 100% of 2002 and 2001 total marine electrical switchgear segment revenues. Marine hardware revenues were 27% and marine switchgear revenues were 73% of 2000 total marine electrical switchgear segment revenues.

Included in Other 2002 income before income taxes is $94,000 in severance pay due to the resignation of the Company's chief financial officer on April 2, 2001.


Included in automation and control systems' 2001 income before income taxes is $1,080,000 in other income resulting from the settlement of a patent infringement claim. Included in mobile power systems' 2001 loss before income taxes are $987,000 in losses resulting from the production start-up of a long-term contract and $166,000 in additions to the excess and obsolete inventory reserves due to the completion of long-term production contracts. Included in marine electrical switchgears' 2001 income before income taxes is $640,000 of engineering cost overruns incurred during the development stage of certain long-term contracts.

Included in mobile power systems' 2000 loss before income taxes are $335,000 of contract losses related to unexpected development completion costs incurred on a long-term development contract and the completion of a long-term production contract. Included in marine electrical switchgear's 2000 income before income taxes is $185,000 due to expected warranty costs to be incurred on one of the segment's new products.

                              Westwood Corporation

                 Schedule II - Valuation and Qualifying Accounts

                                               Amounts          Amounts
                               Balance at      Assumed          Charged                      Balance at
                               Beginning         in           (Credited)                       End of
          Description          of Period     Acquisition      to Expenses       Deductions     Period
---------------------------------------------------------------------------------------------------------
                                                             (In Thousands)
Year ended March 31, 2002:
   Allowance for doubtful
     accounts                  $       35        $  --         $      4         $    (15)      $     24
   Reserves for inventory             520           --               21             (455)            86


Year ended March 31, 2001:
   Allowance for doubtful
     accounts                  $       35        $  --         $     --         $     --       $     35
   Reserves for inventory             354           --              166               --            520


Year ended March 31, 2000:
   Allowance for doubtful
     accounts                  $      126        $  --         $     --         $    (91)      $     35
   Reserves for inventory           1,391           --                8           (1,045)           354

The deduction of the reserves for inventory in 2002 and 2000 is due to the sale and scrapping of excess and obsolete inventory. The deduction of allowance for doubtful accounts in 2000 is due to balances written off, net of recoveries. Both the allowance for doubtful accounts and the reserves for inventory are deducted from related accounts.

                              Westwood Corporation

              Selected Quarterly Financial Information (Unaudited)

                                                                         Basic              Diluted
                                                                        Earnings            Earnings
                                                                       (Loss) Per         (Loss) Per
                                                         Net          Average Share      Average Share
                                          Gross         Income          of Common          of Common
                         Sales            Profit        (Loss)            Stock              Stock
                  -----------------------------------------------------------------------------------------
                                     (In Thousands, except earnings per share)
2002:
    First              $  11,246             $1,368    $       5          $ .00               $ .00
    Second                12,683              1,413          218            .03                 .03
    Third                 12,533              1,830          492            .07                 .06
    Fourth                15,685              1,778          293            .04                 .04

2001:
    First              $   6,124             $1,035    $       8          $ .00               $ .00
    Second                 5,476                498         (649)          (.09)               (.09)
    Third                 10,614                986         (253)          (.04)               (.04)
    Fourth                 8,262                499           51            .01                 .01


    The sum of earnings (loss) per share for the four quarters may not equal the total earnings (loss) per share for the year due to changes in the average number of common shares outstanding and rounding.

    The first quarter of 2002 includes $94,000 in severance pay due to the resignation of the Company's chief financial officer on April 2, 2001.

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