Form 10-Q
period 2002-06-30
WESTWOOD CORP/NV/
filed 2002-08-14
CIK 876884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                    June 30, 2002
                                   --------------------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------    --------------

Commission File Number:             0-19381
                         ----------------------------------------


                              WESTWOOD CORPORATION
             (Exact name of registrant as specified in its charter)

                 Nevada                                             87-0430944
--------------------------------------------------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
          of incorporation)

      12402 East 60th Street, Tulsa, Oklahoma                          74146
--------------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:        (918) 250-4411
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common                            Outstanding at August 12, 2002
-------------------------------------------------------------------------------
 Common Stock, $.003 par value                          6,891,647

                                      INDEX
                                      -----

                                                                                     Page No.
                                                                                     -------

PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 2002,
                    and March 31, 2002 ...........................................         1

                  Consolidated Statements of Operations for the
                    three months ended June 30, 2002 and 2001 ....................         3

                  Consolidated Statement of Cash Flows for the
                    Three Months ended June 30, 2002 and 2001 ....................         4

                  Notes to Financial Statements ..................................         5

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ................         9

         Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk ............................................        12

PART II  OTHER INFORMATION:

         Item 1.  Legal Proceedings ..............................................        12

         Item 2.  Changes in Securities (None) ...................................        12

         Item 3.  Defaults Upon Senior Securities (None) .........................        13

         Item 4.  Submission of Matters to a Vote of Security Holders (None) .....        13

         Item 5.  Other Information ..............................................        13

         Item 6.  Exhibits and Reports on Form 8-K ...............................        13

Signatures .......................................................................        14

                                      (i)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                              WESTWOOD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                    June 30        March 31
                                                                                      2002            2002
                                                                                -----------------------------
                                                                                (Unaudited)
Assets

Current assets:
    Accounts receivable (including retainage receivable of $567 at
       June 30, 2002 and $643 at March 31, 2002), net
       of allowance for doubtful accounts                                             8,299              8,090
    Costs and estimated earnings in excess of
       billings on uncompleted contracts                                              1,263                997
    Inventories                                                                       5,885              7,669
    Prepaid expenses                                                                    169                 54
    Note Receivable                                                                     245                239
                                                                                  ---------          ---------

Total current assets                                                                 15,861             17,049

Plant and equipment, at cost:
    Leasehold improvements                                                              476                476
    Machinery and equipment                                                           4,137              4,059
    Patterns and tools                                                                  115                115
                                                                                  ---------          ---------
                                                                                      4,728              4,650
Accumulated depreciation                                                             (3,284)            (3,168)
                                                                                  ---------          ---------
                                                                                      1,444              1,482

Goodwill (net)                                                                        3,957              3,957

Loan origination costs (net)                                                             30                 33
Long-term accounts receivable, retainage                                                657                396
                                                                                  ---------          ---------

Total Assets                                                                      $  21,949            $22,917
                                                                                  =========          =========


See accompanying notes.

                              WESTWOOD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                  June 30            March 31
                                                                                    2002                2002
                                                                                -------------------------------
                                                                                (Unaudited)
Liabilities and stockholders' equity

Current liabilities:
    Accounts payable                                                              $  6,409           $  6,854
    Accrued liabilities                                                                921                940
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                                             3,046              3,175
    Current portion of long-term debt due to
       related parties                                                                 715                715
    Current portion of long-term debt                                                3,628              4,033
                                                                                   -------          ---------

Total current liabilities                                                           14,719             15,717

Long-term debt due to related parties                                                  850                850
Long-term debt                                                                         712                825


Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
       $.001 par value, no shares issued and
       outstanding                                                                       -                  -
    Common stock, 20,000,000 shares authorized,
       $.003 par value, 6,891,647 shares issued
       and outstanding at June 30, 2002, and
       March 31, 2002, respectively                                                     21                 21
    Capital in excess of par value                                                   5,978              5,978
    Accumulated deficit                                                               (236)              (379)
    Treasury stock, 127,000 shares at cost                                             (95)               (95)
                                                                                  --------          ---------
Total stockholders' equity                                                           5,668              5,525
                                                                                  --------          ---------


Total liabilities and stockholders' equity                                        $ 21,949          $  22,917
                                                                                  ========          =========


See accompanying notes.

                              WESTWOOD CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)


                                                                              Three Months Ended June 30
                                                                             2002                      2001
                                                                         ------------------------------------
                                                                               (Unaudited)

Sales                                                                      $17,931                   $11,246

Cost of sales                                                               16,376                     9,878
                                                                         ---------                 ---------

Gross profit                                                                 1,555                     1,368

Operating expenses:
    Selling, general & administrative                                        1,298                     1,204
                                                                         ---------                 ---------

Operating income                                                               257                       164


Other income:
    Interest expense                                                          (124)                     (145)
    Other income                                                                31                        59
                                                                         ---------                 ---------
                                                                               (93)                      (86)
                                                                         ---------                 ---------


Income before taxes                                                            164                        78

Provision for income taxes                                                      21                        73
                                                                         ---------                 ---------


Net income                                                               $     143                 $       5
                                                                         =========                 =========


Basic and diluted earnings
    per share                                                            $     .02                 $     .00


See accompanying notes.

                              WESTWOOD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                  Three Months Ended June
                                                                                   2002              2001
                                                                             ---------------------------------
                                                                               (Unaudited)
Operating activities
Net income                                                                        $   143        $    5
Adjustments to reconcile net income
to cash provided by (used in) operations:
  Depreciation and amortization                                                       119           154
  Amortization of goodwill                                                              -            97
  Non-cash interest income                                                             (6)           (6)
Cash flows impacted by changes in:
    Accounts receivable                                                              (209)        1,718
    Costs and estimated earnings in excess
      of billings on uncompleted contracts                                           (266)          (99)
  Inventories                                                                       1,784        (1,831)
  Prepaid expenses                                                                   (115)          (21)
  Long-term accounts receivable, retainage                                           (261)           17
  Accounts payable                                                                   (445)       (1,070)
  Accrued liabilities                                                                 (19)           20
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                                (129)          964
                                                                                  --------       ------
Net cash provided by (used in) operating activities                                   596           (52)

Investing activities

Purchase of plant and equipment                                                       (78)         (179)

Financing activities

Principal payments on debt                                                           (518)         (129)
                                                                                  --------       -------
Net increase (decrease) in cash                                                         -          (360)

Cash at beginning of period                                                             -           545
                                                                                  ---------      -------

Cash at end of period                                                             $     -        $  185
                                                                                  =========      =======


See accompanying notes.

                              WESTWOOD CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include Westwood's wholly owned subsidiaries NMP Corp. ("NMP"), TANO Corp. ("TANO"), and MCII Electric Company, Inc. ("MCII"). These statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal first quarter ended June 30, 2002 may not necessarily be indicative of the results expected for the year ended March 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in Westwood Corporation's annual report on Form 10-K for the year ended March 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2 - Inventories
--------------------

Inventories consists of the following:

                                                     June 30,         March 31,
                                                       2002             2002
                                                    ---------------------------
                                                           (In Thousands)

     Work in process, primarily related to
          unit-of-delivery contracts in process     $   6,493         $   4,153
     Less contract billings to date                    (5,068)           (2,732)
                                                    ---------------------------
                                                        1,425             1,421
     Raw materials and purchased parts                  4,460             6,248
                                                    ---------------------------
                                                    $   5,885         $   7,669
                                                    ============================

Note 3 - Long-Term Debt
-----------------------

The Company entered into a new credit facility in August 1999, which included a $2,000,000 revolving credit line and $2,000,000 five-year term note, which is payable monthly and matures in August 2004. In October 2000, December 2001, and March 2002, the revolving credit line was increased to $2,800,000, $3,800,000 and $4,500,000, respectively. On July 15, 2002, the Company renewed its revolving credit facility until July 15, 2003. The renewal also included an increase in the revolving credit line to $5,000,000 and a reduction in the interest rate to the Wall Street Journal prime rate plus .75%. At June 30, 2002, there was $1,500,000 available from the revolving credit facility, which increased to $2,000,000 with the July 15, 2002, amendment.

In November 2001, the Company obtained a commitment from its bank through June 30, 2002, for up to $1,000,000 in additional short-term revolving credit lines based upon foreign customer irrevocable letters of credit on outstanding purchase orders, which expired between January and June 2002. At March 31, 2002, $400,000 was outstanding under this letter of credit revolving credit facility. The facility matured and was repaid in May 2002.

In December 1999, the Company completed a $1,000,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors as well as officers and directors of the Company. The debentures bear interest of 10% per annum, which is payable each June 30 and December 31, and mature on December 22, 2004. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 500,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance. As of June 30, 2002, none of the warrants have been exercised.

In February 2001, the Company completed an $880,000 convertible subordinated debenture offering. The private placement was purchased by a small group of outside investors, as well as officers and directors of the Company. The debentures bear interest of 12% per annum, which is payable each June 30 and December 31, and mature on February 13, 2003, as amended in February 2002. The debentures are convertible into common stock at one share for each $1.00 of debentures exercised after June 30, 2001. In connection with the issuance of the debentures, the Company issued warrants to purchase up to 340,000 shares of common stock of the Company at $1.00 per share. The warrants are exercisable within five years from the date of issuance. As of June 30, 2002, none of the warrants have been exercised.

Note 4 - Income Taxes
---------------------

The Company settled an Internal Revenue Service audit in the first quarter of fiscal 2002. As part of the settlement, the Company paid $48,000. The remaining provision for income taxes for the first quarter of fiscal 2003 and 2002 is primarily due to state income taxes as the Company utilized a portion of its federal net operating loss carryforward, which has a 100% valuation allowance against it.

Note 5 - Comprehensive Income
-----------------------------

For the three-month periods ended June 30, 2002 and 2001, comprehensive income and net income are the same.

Note 6 - Earnings Per Share
---------------------------

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                          First        First
                                                         Quarter      Quarter
                                                       Ended June    Ended June
                                                        30, 2002      30, 2001
                                                       ----------    ----------
     Numerator:
     ---------
     Net income and numerator for basic and diluted
     earnings per share
                                                         $  143      $    5
                                                         ======      ======
     Denominator:
     -----------
     Denominator for basic earnings per share -
     weighted average shares                              6,765       6,765
     Effect of dilutive securities:
        Stock options and warrants                          289           -
                                                         ------      ------
     Denominator for diluted earnings per share -
     adjusted weighted-average shares and assumed
     conversions                                          7,054       6,765
                                                         ======      ======

     Basic and diluted earnings per share                $  .02      $  .00
                                                         ======      ======

Assumed conversion of the 10% and 12% convertible subordinated debentures into 1,880,000 common shares has been excluded from the computation of diluted earnings per share. Inclusion of these shares would be antidilutive for both periods presented.

Note 7 - Segment Information
----------------------------

                                              Revenues
                                    ----------------------------              Income
                                                                              (Loss)
                                                                              Before
Three Mos. Ended                                    Inter-                    Income       Total
June 30, 2002                       External        Segment      Total        Taxes        Assets
-------------                       --------        -------     --------    ---------     --------

Marine Electrical
  Switchgear                        $  7,230        $   288      $  7,518    $   169      $ 17,814
Mobile Power Systems                   9,485              -         9,485        264         7,194
Marine Automation
  & Control                            1,216            335         1,551         (9)        3,054
Other                                      -              -             -        143        11,595
Eliminations                               -           (623)         (623)      (403)      (17,708)
                                    --------        -------      --------    -------      --------
Total                               $ 17,931        $     -      $ 17,931    $   164      $ 21,949
                                    ========        =======      ========    =======      ========
Three Mos. Ended
June 30, 2001
-------------

Marine Electrical
  Switchgear                        $  3,846        $ 1,191      $  5,037    $   312      $ 20,991
Mobile Power Systems                   5,856              -         5,856       (264)        4,884
Marine Automation
  & Control                            1,544            738         2,282        276         5,307
Other                                      -              -             -         57        12,897
Eliminations                               -         (1,929)       (1,929)      (303)      (23,056)
                                    --------        -------      --------    -------      --------
Total                               $ 11,246        $     -      $ 11,246    $    78      $ 21,023
                                    ========        =======      ========    =======      ========

Note 8 - New Accounting Standard
--------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company adopted this standard effective April 1, 2002. This standard addresses accounting and reporting standards for goodwill and other intangible assets. Under the provisions of this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but will be tested annually for impairment. During the first quarter of fiscal year 2003, application of the non-amortization provisions of this standard applied to goodwill resulted in the increase in consolidated pretax income by $97,000. At June 30, 2002, the Company's other intangible assets, which continue to be subject to amortization, were not material. During the first quarter of fiscal year 2003, there were no changes to the carrying value of goodwill and there were no additions to other intangible assets. During the first quarter of fiscal year 2003, the Company began the initial impairment tests to determine whether any impairment of goodwill existed at adoption of the standard on April 1, 2002. Preliminary results of these tests have indicated that goodwill is not impaired at adoption of the standard. These tests will be finalized by September 30, 2002 in accordance with the adoption requirements of the standard.

At June 30, 2002, net goodwill by segment is as follows (in thousands):

          Mobile power systems                              $2,785
          Automation and control systems                     1,172
                                                            ------
                                                            $3,957
                                                            ======

Item 2.   Management's Discussion and Analysis of Financial Condition And
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

Results of Operations - First Quarter Ended June 30, 2002 and 2001
------------------------------------------------------------------

For the first quarter ended June 30, 2002, the Company had a net profit of $143,000 as compared to net income of $5,000 for the same quarter of the previous year. The net income per share for the first quarter was $.02, compared to $.00 for the first quarter of last year.

Consolidated sales for the first quarter increased 59.4%, to $17,931,000, as compared to $11,246,000 for the first quarter of last year.

A breakdown of sales by the Company's major product groups is as follows:

o Mobile power system sales by MCII for the first quarter of fiscal year 2003 were $9,485,000, as compared to $5,856,000 for the same period last year. Primarily, the 62.0% increase in revenue was due to the increased delivery of tactical quiet generators ("TQGs") to the U.S. government. Sales of these generators under a long-term contract with the U.S. government did not start until September 2000 and production has steadily increased. This increase in sales was offset by a $300,000 decrease in spares sales from the same period last year.

o Marine automation and control system sales for TANO for the first quarter of fiscal year 2003 totaled $1,216,000, as compared to $1,544,000 for the first quarter of last year, a 21.2% reduction for the quarter-to-quarter period comparison. The $328,000 decrease is due to the buoy tender program entering the end of its contract term as well as other small programs ending.

o Marine electrical switchgear sales by NMP for the first quarter of fiscal year 2003 totaled $7,230,000, as compared to $3,846,000 for the first quarter of last year. The 88.0% increase in revenues is the result of increased production on the DDG-51 class and LPD-17 class ships and increased foreign parts sales of $1,701,000.

Gross profit as a percentage of sales was 8.7% for the first quarter of fiscal year 2003, compared to 12.2% for the same period last year. The decrease in the gross margin percentage is primarily due to the product mix in the first quarter of fiscal year 2003 as the 2003 foreign parts sales were at lower margins than NMP's historical margins and due to the reduction in sales related to

TANO's mature, historically higher margin buoy tender program. The Company is also continuing to integrate the TANO and NMP operations. Due to the timing of NMP's production of products for the DDG-51 class and LPD-17 class ship long-term contracts, the Company was required to eliminate $82,000 of intercompany margin related to component parts sold to NMP by TANO.

Operating expenses for the quarter-to-quarter comparison increased from $1,204,000 in fiscal 2002 to $1,298,000 for the first quarter of fiscal year 2003. This increase of approximately 7.8% in operating expenses is primarily due to $159,000 of legal and investment banker costs associated with the proposed merger of a wholly-owned subsidiary of L-3 Communications Corporation with and into the Company as further described in Item 5, and bonuses of $75,000. These increases are offset by the non-reoccurrence of $94,000 in severance, which was recorded in the first quarter of fiscal 2002 in conjunction with the resignation of the Company's chief financial officer on April 2, 2001. Goodwill amortization expense of $97,000 per quarter also ended due to the adoption of SFAS No. 142 on April 1, 2002.

Interest expense for the first quarter of fiscal year 2003 was $124,000, as compared to $145,000 for the first quarter of last year. The 14.5% decrease is due to a decrease in the variable interest rate on the Company's revolving credit line and term note in the first quarter of fiscal 2003 compared to the same period in the prior year.

The effective income tax rate for the first quarter of fiscal 2003 is 12.8% compared to a rate of 93.6% in the same period last year. The decreased effective income tax rate is due to the $48,000 settlement of an Internal Revenue Service audit in the first quarter of fiscal 2002. The first quarter of fiscal 2003 and remaining provision for income taxes for the first quarter of fiscal 2002 is primarily due to state income taxes associated with TANO's operations. No other income taxes were accrued due to the utilization of net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

Operating Activities

Operating activities for the first quarter of fiscal year 2003 resulted in net cash provided of $596,000. Collection of contract billings of $2,336,000, depreciation and amortization of $119,000 and net income of $143,000 provided cash to purchase $552,000 of inventory due to increased production against long-term contracts and prepaid insurance and supplies of $115,000. Cash generated from operations was also used to pay accounts payable of $445,000. Increased production on long-term contracts and the timing of scheduled progress billings to fund production against the long-term contracts also resulted in an increase in accounts and long-term retainage receivables of $470,000 and costs and estimated earnings exceeding progress billings by $395,000.

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

Investing Activities

Investing activities in both first quarters of fiscal years 2003 and 2002 were due to equipment purchases of $78,000 and $179,000, respectively, to improve the production efficiencies on the long-term contracts.

Financing Activities

Financing activities in the first quarter of fiscal year 2003 was due to scheduled payments on the Company's $400,000 letter of credit revolving credit facility and term loans outstanding. Financing activities in the first quarter of fiscal year 2002 was due to scheduled payments on term loans outstanding. On July 15, 2002, the Company increased its revolving credit line facility to $5,000,000 and extended its maturity to July 15, 2003. The balance of the revolving credit facility at June 30, 2002, was $3,000,000. At June 30, 2002, there was $1,500,000 available from the revolving credit facility, which increased to $2,000,000 with the July 15, 2002 amendment. Management of the Company expects to fund capital expenditures, debt payments and working capital requirements through cash generated from operations and use of its revolving credit facility.

Under the Company's cash management plan, the Company's cash accounts reflect credit balances to the extent checks written have not been presented for payment. These credit balances are included in accounts payable at June 30, 2002 and March 31, 2002. The Company is lowering its interest costs and increasing operating cash flows by paying down its revolving credit facility when daily deposits exceed outstanding checks presented to the bank.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

At June 30, 2002, the Company was exposed to the impact of interest rate fluctuations as a result of current borrowings under a revolving credit line and a term loan that bore interest at prime plus 1.5% and .75%, respectively. On July 15, 2002, borrowings under the revolving credit line began to bear interest at prime plus .75%. The Company has no exposure with foreign currency contracts.

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

TQG Contract Protest
--------------------

As previously announced, on June 28, 2002, the U.S. Army canceled the stop work order that had been issued in connection with the September 27, 2001, contract for the 30 and 60 kilowatt tactical quiet electrical generators ("TQGs"). The stop work order had been issued to allow the U.S. Army to evaluate all competitive factors of the award as a result of award protests filed by a competitor.

On July 1, 2002, the protestor again filed a protest with the United States Court of Federal Claims, in the matter styled Engineered Electric Company, d/b/a
                                              ----------------------------------
Fermont v. The United States of America, Case No. 02-757C, seeking relief based
---------------------------------------
on competition issues similar to those it previously raised with the General Accounting Office. The protestor filed a Motion for Judgment on the Administrative Record on August 6, 2002. The Army and the Company are permitted to file Cross-Motions for Judgment on the Administrative Record by August 22, 2002. Thereafter, the protestor may file a reply brief by September 6, 2002; and the Army and the Company may file responses by September 20, 2002. A hearing on the motions is currently scheduled for October 1, 2002. It is the Company's position that the alleged grounds for the most recent protests are baseless, and the Company will vigorously defend its position.

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

Item 5.   Other Information.
          -----------------

Announcement of Proposed Merger with L-3 Communications Corporation
-------------------------------------------------------------------

The Company, L-3 Communications Corporation, a Delaware corporation ("L3") and Blue Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of L-3 ("Merger Sub") entered into an Agreement and Plan of Merger dated as of August 8, 2002 ("Merger Agreement"), pursuant to which Merger Sub will merge with and into the Company ("Merger") with the Company surviving the Merger as a wholly owned subsidiary of L-3. In the Merger, each issued and outstanding share of the common stock, par value $0.003 per share, of the Company will be canceled and converted into the right to receive $2.30 in cash. For a further discussion of the Merger and the Merger Agreement, see Item 5--Other Information of the Company's Form 8-K and Exhibits filed on August 9, 2002.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

(a)  Exhibits:

Exhibit 10.1 Fourth Amended Loan Agreement between Stillwater National Bank and Trust Company of Stillwater, Oklahoma, the Company and its subsidiaries, dated July 15, 2002.

Exhibit 99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350

Exhibit 99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350

(b)  Reports on Form 8-K:

There were no current reports filed on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DATE: August 13, 2002                     WESTWOOD CORPORATION


                                          By:      /s/ Ernest H. McKee
                                              ----------------------------------
                                                   Ernest H. McKee, Director,
                                                   President and
                                                   Chief Executive Officer


                                          By:      /s/ David L. Shepherd
                                              ----------------------------------
                                                   David L. Shepherd,
                                                   Chief Financial Officer and
                                                   Secretary/Treasurer

                                  EXHIBIT INDEX
                                  -------------

Exhibit 10.1 Fourth Amended Loan Agreement between Stillwater National Bank and Trust Company of Stillwater, Oklahoma, the Company and its subsidiaries, dated July 15, 2002.

Exhibit 99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350

Exhibit 99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350